Form 10-Q
period 2013-03-31
LEVEL20 INC.
filed 2013-06-06
CIK 1565248

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X] Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2013

[ ] Transition Report pursuant to 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from to __________

Commission File Number: 333-185669

LEVEL20 INC.
(Exact name of registrant as specified in its charter)

Nevada	90-0888324
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

228 Hamilton Avenue, 3rd Floor
Palo Alto, CA 94301
(Address of principal executive offices)

(403) 614-4441
(Registrant’s telephone number)

_______________________________________________________________
(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days
[X] Yes [  ] No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).
[  ] Yes [X] No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.

Large accelerated filer [ ]	Accelerated filer [ ]
Non-accelerated filer [ ] (Do not check if a smaller reporting company)	Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
[  ] Yes [X] No

State the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 41,000,000 shares as of June 6, 2013.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

Our financial statements included in this Form 10-Q are as follows:

F-1	Balance Sheets as of March 31, 2013 and December 31, 2012 (unaudited)
F-2	Condensed Statements of Operations for the three months ended March 31, 2013 and period from September 17, 2012 (Inception) to March 31, 2013 (unaudited)
F-3	Condensed Statements of Cash Flows for the three months ended March 31, 2013 and period from September 17, 2012 (Inception) to March 31, 2013 (unaudited)
F-4	Notes to Financial Statements

These financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and the SEC instructions to Form 10-Q. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. Operating results for the interim period ended March 31, 2013 are not necessarily indicative of the results that can be expected for the full year.

Level20 Inc. (A Development Stage Company)
Condensed Balance Sheets

	March 31, 2013 $ (Unaudited)	December 31, 2012 $
ASSETS

Current Assets

Cash	65,991	2,440

Total Current Assets	65,991	2,440
Property and equipment, net of accumulated depreciation of $nil (Note 4)	24,999	24,999
Other assets
Intangible assets, net of accumulated amortization of $nil (Note 4)	1	1
Total Other Assets	1	1

Total Assets	90,991	27,440

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities

Accounts payable	21,500	3,781
Accrued interest payable	100
Short-term debt (Note 5)	95,000	15,000

Total Current Liabilities	116,600	18,781

Contingencies (Notes 1 and 3)

Stockholders’ Equity (Deficit)

Preferred Stock, 10,000,000 shares authorized
Common Stock, 90,000,000 shares authorized, $0.0001 par value 41,0000,000 issued and outstanding (Note 6)	4,100	4,100
Additional Paid in Capital	24,500	24,500
Deficit Accumulated During the Development Stage	(54,209)	(19,941)

Total Stockholders’ Equity (Deficit)	(25,609)	8,659

Total Liabilities and Stockholders’ Equity	90,991	27,440

(See Notes to Financial Statements)

Level20 Inc. (A Development Stage Company)
Condensed Statement of Operations
For the Three Months Ended March 31, 2013 and
the Period from September 17, 2012 (Date of Inception) to March 31, 2013
(Unaudited)

	For the Three Months ended March 31, 2013 $	Period from September 17, 2012 (date of Inception) to March 31, 2013 $

Revenue	-	-

Expenses
Branding and marketing	7,158	7,158
Consulting fees	2,000	2,000
Consulting fees – related party	1,005	1,005
Office	411	1,166
Professional fees	22,956	40,779
Regulatory fees	637	1,407
Travel	-	593

Total Operating Expenses	(34,167)	(19,941)

Other Income (Expenses)
Interest expense	(100)	(100)
Net Loss	(34,267)	(19,941)

Net Loss Per Share – Basic and Diluted	-	-

Weighted Average Shares Outstanding – Basic and Diluted	41,000,000

(See Notes to Financial Statements)

Level20 Inc. (A Development Stage Company)
Condensed Statements of Cash Flows
For the Three Months ended March 31, 2013 and the
Period from September 17, 2012 (Date of Inception) to March 31, 2013
(Unaudited)

	For the Three Months Ended March 31, 2013 $	Period from September 17, 2012 (date of Inception) to March 31, 2013 $
Operating Activities

Net loss	(34,267)	(54,209)
Changes in operating assets and liabilities:
Increase in accounts payable and accruals	17,818	21,600

Net Cash Used in Operating Activities	(16,449)	(32,609)

Investing Activities

Acquisition of property and equipment	-	-
Acquisition of intangible assets	-	-

Net Cash Used in Investing Activities	-	-

Financing Activities

Short-term loan proceeds	80,000	95,000
Proceeds from common stock	-	3,600

Net Cash Provided by Financing Activities	80,000	98,600

Increase in Cash	63,551	65,991

Cash - Beginning of Period	2,440	-

Cash - End of Period	65,991	65,991

Non-cash Financing and Investing Activities:

Acquisition of assets for common shares	-	25,000

Supplemental Disclosures:

Interest paid	-	-
Income taxes paid	-	-

(See Notes to Financial Statements)
Level20 Inc. (A Development Stage Company)
Notes to Financial Statements

1.	Nature of Operations

Level20 Inc. (the “Company”) was incorporated in the State of Nevada on September 17, 2012. On October 17, 2012, the Company entered into an asset purchase agreement (the “APA”) with Raptify Marketing Systems Ltd. (“Raptify”), whereby the Company acquired certain assets from Raptify in exchange for 5,000,000 shares of our common stock, 3,000,000 shares of which was received by Raptify and 2,000,000 shares received by certain other stakeholders of Raptify (See Note 4).

The intellectual property acquired is a fully developed, commercially operational incentive marketing system that builds brand awareness and generates qualified targeted leads for any size of business through a patent-pending online contest marketing solution (“Contest Marketing Solution™” “CMS™”). This CMS™ is modular, scalable and fully customizable. The core of this CMS™ taps into the power of shared interests and personal relationships between targeted individual consumers to initiate a chain reaction where the clients brand, brand message and/or sales offering is passed from one person to another in rapid succession. The result is a network of subscribers that participate in contest promotions centered and shared around their personal interests. The CMS™ produces quantifiable and verifiable participant data results, which can be used for ongoing marketing purposes with targeted demographics. The CMS™ data results assess how many consumers responded, whom they shared the campaign with, the level of engagement, how many other campaign participants were influenced and sales value generated.

The Company is now in the business of marketing its CMS and servicing its resulting future clients through an online consumer portal which offers the CMS contest platform and agency tools.

The Company filed an S1 Registration Statement with the United States Securities Commission (the “S1”). The S1 registered 20,000,000 common shares to be sold at $0.005 per common share for potential gross proceeds of $100,000, net proceeds of $85,000. The S1 was declared effective by the SEC on April 22, 2013. To June 6, 2013 the Company has received a total of $82,000 pursuant to the S1.

2.	Summary of Significant Accounting Policies

Fiscal Year End

The financial statements of the Company have been prepared using the accrual basis of accounting in accordance with generally accepted accounting principles in the United States of America and are presented in U.S. dollars. The Company’s fiscal year end is December 31.

Use of Estimates

The preparation of financial statements in accordance with United States generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses in the reporting period. The Company regularly evaluates estimates and assumptions related to the useful life and recoverability of long-lived assets and deferred income tax asset valuation allowances. The Company bases its estimates and assumptions on current facts, historical experience and various other factors that it believes to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities and the accrual of costs and expenses that are not readily apparent from other sources. The actual results experienced by the Company may differ materially and adversely from the Company’s estimates. To the extent there are material differences between the estimates and the actual results, future results of operations will be affected.

Long-Lived Assets

The Company accounts for its long-lived assets in accordance with ASC Topic 360-10-05, “Accounting for the Impairment or Disposal of Long-Lived Assets.” ASC Topic 360-10-05 requires that long-lived assets be reviewed for impairment whenever events or changes in circumstances indicate that the historical cost carrying value of an asset may no longer be appropriate. The Company assesses recoverability of the carrying value of an asset by estimating the future net cash flows expected to result from the asset, including eventual disposition. If the future net cash flows are less than the carrying value of the asset, an impairment loss is recorded equal to the difference between the asset’s carrying value and fair value or disposable value. As of December 31, 2012, the Company did not have any Long-Lived Assets that were impaired.

Revenue Recognition

Revenue is recognized in accordance with Staff Accounting Bulletin (“SAB”) No. 101, Revenue Recognition in Financial Statements, as revised by SAB No. 104. The Company recognizes revenue when persuasive evidence of an arrangement exists, delivery has occurred, the sales price is fixed or determinable and collectability is reasonably assured.

Basic and Diluted Net Income (Loss) Per Share

Net loss per share is computed in accordance with ASC subtopic 260-10. The Company presents basic loss per share (“EPS”) and diluted EPS on the face of its statements of operations. Basic EPS is computed by dividing reported earnings by the weighted average shares outstanding. Diluted EPS is computed by adding to the weighted average shares the dilutive effect if common stock was issued upon the exercise of stock options and warrants. For the period from September 17, 2012 to December 31, 2012, the denominator in the diluted EPS computation is the same as the denominator for basic EPS due to the anti-dilutive effect of outstanding warrants on the Company’s net purchase warrants issued as at December 31, 2012.

Recently Issued Accounting Pronouncements

The Company does not expect the adoption of recently issued accounting pronouncements to have a significant impact on our results of operations, financial position or cash flow.

3.	Going Concern

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has begun operations but has not generated any revenue to date. These conditions give rise to doubt about the Company’s ability to continue as a going concern. These financial statements do not include adjustments relating to the recoverability and classification of reported asset amounts or the amount and classification of liabilities that might be necessary should the Company be unable to continue as a going concern. The Company’s continuation as a going concern is dependent upon its ability to obtain additional financing and to generate profits and positive cash flow. The Company will require a cash injection of $530,000 over the next twelve months to continue to launch and grow its business. Management believes this additional capital will provide the Company the opportunity to be operationally cash flow positive and profitable over the next twelve months.

4.	Property and Equipment and Intangible Assets

On October 17, 2012, the Company entered into an asset purchase agreement (the “APA”) with Raptify Marketing Systems Ltd. (“Raptify”), whereby the Company acquired certain assets from Raptify in exchange for 5,000,000 shares of our common stock, 3,000,000 shares of which was received by Raptify and 2,000,000 shares received by certain other stakeholders of Raptify. The fair value of the assets acquired was $25,000 which was allocated to identifiable assets as follows:

$
Intellectual Property	1
Computer Systems	24,999
25,000

5.	Short-term Debt

The Company received an unsecured, non-interest bearing short-term loan of $10,000 during the three months ended March 31, 2013 for a total of $25,000 owing as at March 31, 2013. This loan was repaid in April, 2013.

The Company received unsecured, 6% interest bearing short-term loans of $70,000 during the three months ended March 31, 2013. A further $325,000 in short-term funding was received subsequent to March 31, 2013. These loans, totaling $395,000, bear interest at 6% are unsecured and due on demand.

6.	Subsequent Events

Subsequent to March 31, 2013 the Company has:

a)	received a further $325,000 in short-term funding. These loans, along with $70,000 received as at March 31, 2013, bear interest at 6% are unsecured and due on demand;

b)	received $82,000 pursuant to the S1 Registration Statement.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

Certain statements, other than purely historical information, including estimates, projections, statements relating to our business plans, objectives, and expected operating results, and the assumptions upon which those statements are based, are “forward-looking statements.” These forward-looking statements generally are identified by the words “believes,” “project,” “expects,” “anticipates,” “estimates,” “intends,” “strategy,” “plan,” “may,” “will,” “would,” “will be,” “will continue,” “will likely result,” and similar expressions. Forward-looking statements are based on current expectations and assumptions that are subject to risks and uncertainties which may cause actual results to differ materially from the forward-looking statements. Our ability to predict results or the actual effect of future plans or strategies is inherently uncertain. Factors which could have a material adverse affect on our operations and future prospects on a consolidated basis include, but are not limited to: changes in economic conditions, legislative/regulatory changes, availability of capital, interest rates, competition, and generally accepted accounting principles. These risks and uncertainties should also be considered in evaluating forward-looking statements and undue reliance should not be placed on such statements.

Overview

We were incorporated in the State of Nevada on September 17, 2012. On October 17, 2012, we entered into an asset purchase agreement with Raptify Marketing Systems Ltd. (“Raptify”), whereby we acquired certain assets from Raptify in exchange for 5,000,000 shares of our common stock, 3,000,000 shares of which was received by Raptify and 2,000,000 shares received by certain debt holders of Raptify. The assets included certain equipment, software, contracts and intellectual property. Furthermore, the assets we acquired from Raptify include the ability to administer online contest campaigns. Our business is nearly client ready and can commence upon client engagement and delivering our services after we take care of some housekeeping activities. The housekeeping activities that are being undertaken are rebranding, corporate identity, media kits, websites and necessary peripherals to carry out and conduct business as Level20. Once these activities are completed, which we expect to occur in the next 30 to 60 days, we will move into market with the finished items as listed above and identifying and closing new clients.  We currently do not have any active clients. We have identified some prospective clients and expect to generate revenues within the next 120days upon completion of the above activities with sponsored and brand campaigns.

Business goals and milestones completed or advanced over the past few months:

  we have launched our corporate splash page in preparation of our corporate website which is currently being finalized and expected to be ready for public unveiling in the month of June;
  we have completed our rebranding project including media kit, sales and marketing packages and corporate peripherals;
  we are actively engaging the market with our contest offerings and in advance stages of the sales cycles with two prospective North America national brand clients: one in the sports and entertainment sector and the other in the financial and insurance services sector. It is our intention to close both of these prospective clients in the month of June and launch their respective campaigns before the end of July;
  we are in the final stages of completion of a North American wide campaign to take to prospective Fortune 100 companies which is supported by corporate sponsorship;
  we have completed scoping, project mapping, timelines and budgets for version two of all of our software and applications with the assistance and support of Content Annex. This includes all the subscriber portal, mobile applications, do it yourself platform and infrastructure enhancements.

The following are our business goals and milestones within the next 12 months:

  Secure necessary funds;
  Drive client growth and revenue through contest campaigns;
  Drive the growth of our subscriber base;
  Expand affiliate and business development partnerships;
  Increase our product offering through innovation; and
  Establish our presence in the marketplace as the leading Online Contesting Platform.

The following milestones, steps to achievement, timelines and associated costs are listed as follows:

Secure Necessary Funds. As a continuous effort, we plan to obtain financing from close friends, family and business associates. This activity will be ongoing until adequate capital has been secured at terms favorable to us and/or sufficient revenue is generated to meet our ongoing capital requirements. We require $530,000 of funding in the next 12 months. We registered shares and hope to sell the shares for net proceeds of approximately $85,000, and plan to obtain the remaining funds from a combination of debt and/or equity financing arrangements and revenues generated from our business plan. Rob Danard and Adrian Ansell have spearheaded our financing efforts. To date Mr. Danard and Mr. Ansell have raised $82,000 pursuant to an S1 Registration Statement.  We hope to complete this offering of $100,000 gross proceeds, $85,000 net proceeds, by June 14, 2013.

We have also received unsecured, 6% interest bearing, short-term loans of $70,000 during the three months ended March 31, 2013. A further $325,000 in short-term funding was received subsequent to March 31, 2013. These loans, totaling $395,000, bear interest at 6% are unsecured and due on demand. There is no assurance that the creditors will not demand some or all of their loans and no assurance that we can convert their loans into equity at some future time.

We expect to generate revenues within the next 90 days.

Drive client growth and revenue through contest campaigns. To drive client growth, we expect to expand the number of ways in which subscribers can discover contests through our marketplace. As revenue is recognized significant investments into our sales force and partnership networks will be committed to further client relationships and acquire local expertise. Retention will be focused on providing Brands with a positive campaign experience and offering targeted placement of their contest campaigns to our subscribers, tools to manage these campaigns more effectively and superior customer service. Current efforts are focused on developing a sponsorship campaign that is centered on the 18-25 year old demographic offering four year college tuition as the contest incentive. The intended sponsors of this type of campaign design would be companies like Visa, Ford, or Bank of America. The sponsorship fees associated with a contest driven advertising campaign of this size is estimated at $1.5M. We would anticipate 70% of this amount to be campaign costs with Level20 retaining 30%. Additionally, securing contracts directly with brands and through established advertising agencies will be necessary to achieve desired growth. We are establishing the go to market strategy and digital marketing initiatives essential to engage with prospective clients to secure contracts and achieve this milestone. The majority of costs are passed-through to the clients and sponsors but sales, marketing and general and administrative are an ongoing daily activity and estimated to cost $30,000 per month ($360,000) with the sponsorship campaign costs estimated at another $50,000.

Drive the growth of our subscriber base. We will invest significant effort to acquire subscribers through online marketing initiatives. Our goal will be to retain existing and acquire new subscribers by providing preference driven and targeted contests, quality subscriber service and expanding the number of contest offerings through both local and national brands. Activity has commenced on the development and release of our digital marketing strategy to encourage subscriber sign up and generate brand participation. This activity has commenced and will be an ongoing core business activity. This activity is estimated to cost $40,000 in 2013. These costs are variable and can be supplemented as revenue is recognized.

Expand affiliate and business development partnerships. We intend to establish an online reseller network of commissioned agents and strategic partners. We hope to sign partnership agreements with online companies such as Google, Microsoft, Yahoo and Facebook. These intended partners display, promote and distribute our contests to their users in exchange for a share of the revenue generated from our campaigns. We currently have no such agreements or arrangements with Google, Microsoft, Yahoo and Facebook. These costs will be built into our client proposals and passed through to the client. We intend to maintain ongoing efforts to expand our business with strategic affiliates and business development partnerships. Our goal is to initiate these activities in the spring of 2013. Costs are estimated to be $50,000 for 2013.

Increase our product offering through innovation. We intend to scope out the future versions and product releases to increase the number of subscribers and clients that transact business through our online contesting platform. We believe our network of subscribers will be a focal point for companies to promote their brands and showcase all of their contests. Expansion from an online presence into all mobile, tablet and operating systems is essential innovation for Level20. These activities have being initiated into planning but no capital allocation or timelines have been committed.

Establish our presence in the marketplace as the leading Online Contesting Platform. All efforts will be made to firmly establish Level20 as the leader in the delivery, fulfillment and distribution of brand driven online contests to its subscriber base. In addition to the traditional and digital marketing efforts it is not uncommon for these efforts to be supported by viral sharing and word of mouth marketing that is prevalent with many online subscriber based communities. This behavior is often encouraged through referral or loyalty incentives. We expect to invest in this activity as revenues allow us to do so; however no part of the budget is allocated at this time until we establish a substantial subscriber network.

We intend to use the net proceeds from our public offering, subsequent private offerings, and all future revenue for working capital, general corporate purposes and to expand the product offerings. The expectation is invest significant net profit from each campaign and to support those efforts with a future financing if deemed necessary. We do not have any commitments to a financing plan at this time. Investment communication and material may be forthcoming but has not yet been produced. We have not had any discussions with credit facilities.

Results of Operations for the three months ended March 31, 2013 and for the Period from September 17, 2012 (Date of Inception) until March 31, 2013

We generated no revenues since our inception. We do not expect to generate revenues until we are able to obtain financing and execute on our business plan.

We incurred $34,168 in operating expenses for the three months ended March 31, 2013. Our operating expenses for the three months ended March 31, 2013 consisted of $22,956 in professional fees associated with the effectiveness of our S1 Registration Statement; $7,158 in branding and marketing including a website; $2,000 in consulting fees and $1,000 in related party consulting fees to our Chief Executive Officer. The remaining costs were for office, filing fees and bank charges. Our operating expenses from September 17, 2012 (Date of Inception) until March 31, 2013 were $54,109 consisting of $40,779 in professional fees associated with the effectiveness of our S1 Registration Statement; $7,158 in branding and marketing including a website; $2,000 in consulting fees and $1,000 in related party consulting fees to our Chief Executive Officer. The remaining costs were for office, filing fees and bank charges and travel.

We expect that our operating expenses will increase as we are able to complete the raising of permanent funds and further our business operations. Until then, our operating expenses will include mainly general and administrative expenses for branding and marketing and legal costs.

We accrued $100 of interest payable on $70,000 of short-term loans we received in March, 2013.

We had a net loss of $34,268 for the three months ended March 31, 2013. We have an accumulated net loss of $54,209 from September 17, 2012 (Date of Inception) until March 31, 2013.

Liquidity and Capital Resources

As of March 31, 2013, we had current assets of $63,551 and total assets of $90,991. We had current liabilities of $116,600 as of March 31, 2013. As such, we had a working capital deficit of $53,049.

Operating activities used $16,449 in cash for the three months ended March 31, 2013. The decrease in cash was primarily attributable to funding the loss for the period.

Financing activities provided $80,000 for the three months ended March 31, 2013 and consisted of $10,000 of non-interest bearing short-term loans and $70,000 of 6% interest bearing short-term loans. These loans are unsecured and due on demand.

As a continuous effort, we plan to obtain financing from close friends, family and business associates. This activity will be ongoing until adequate capital has been secured at terms favorable to us and/or sufficient revenue is generated to meet our ongoing capital requirements. We require $530,000 of funding in the next 12 months. We registered shares and hope to sell the shares for net proceeds of approximately $85,000, and plan to obtain the remaining funds from a combination of debt and/or equity financing arrangements and revenues generated from our business plan. Rob Danard and Adrian Ansell have spearheaded our financing efforts. To date Mr. Danard and Mr. Ansell have raised $8279,000 pursuant to an S1 Registration Statement. We hope to complete this offering of $100,000 gross proceeds, $85,000 net proceeds, by June 14, 2013.

We have also received unsecured, 6% interest bearing, short-term loans of $70,000 during the three months ended March 31, 2013. A further $325,000 in short-term funding was received subsequent to March 31, 2013. These loans, totaling $395,000, bear interest at 6% are unsecured and due on demand. There is no assurance that the creditors will not demand some or all of their loans and no assurance that we can convert their loans into equity at some future time.

We expect to generate revenues within the next 90 days.

Off Balance Sheet Arrangements

As of March 31, 2013, there were no off balance sheet arrangements.

Going Concern

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. These conditions give rise to doubt about our ability to continue as a going concern. These financial statements do not include adjustments relating to the recoverability and classification of reported asset amounts or the amount and classification of liabilities that might be necessary should we be unable to continue as a going concern. Our continuation as a going concern is dependent upon our ability to obtain additional financing and to generate profits and positive cash flow. We will require a cash injection of an additional $530,000 over the next twelve months to continue to launch and grow our business. Management believes this additional capital will provide us the opportunity to be operationally cash flow positive and profitable over the next twelve months.

Critical Accounting Policies

In December 2001, the SEC requested that all registrants list their most “critical accounting polices” in the Management Discussion and Analysis. The SEC indicated that a “critical accounting policy” is one which is both important to the portrayal of a company’s financial condition and results, and requires management’s most difficult, subjective or complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain. We do not believe that any accounting policies currently fit this definition.

Recently Issued Accounting Pronouncements

We do not expect the adoption of recently issued accounting pronouncements to have a significant impact on our results of operations, financial position or cash flow.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

A smaller reporting company is not required to provide the information required by this Item.

Item 4.     Controls and Procedures

Disclosure Controls and Procedures We carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of March 31, 2013.  This evaluation was carried out under the supervision and with the participation of our Chief Executive Officer and our Chief Financial Officer.  Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of March 31, 2013, our disclosure controls and procedures were not effective due to the presence of material weaknesses in internal control over financial reporting. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis. Management has identified the following material weaknesses which have caused management to conclude that, as of March 31, 2013, our disclosure controls and procedures were not effective: (i) inadequate segregation of duties and effective risk assessment; and (ii) insufficient written policies and procedures for accounting and financial reporting with respect to the requirements and application of both US GAAP and SEC guidelines.

Remediation Plan to Address the Material Weaknesses in Internal Control over Financial Reporting

Our company plans to take steps to enhance and improve the design of our internal controls over financial reporting.  During the period covered by this quarterly report on Form 10-Q, we have not been able to remediate the material weaknesses identified above. To remediate such weaknesses, we plan to implement the following changes during our fiscal year ending December 31, 2013: (i) appoint additional qualified personnel to address inadequate segregation of duties and ineffective risk management; and (ii) adopt sufficient written policies and procedures for accounting and financial reporting. The remediation efforts set out are largely dependent upon our securing additional financing to cover the costs of implementing the changes required. If we are unsuccessful in securing such funds, remediation efforts may be adversely affected in a material manner.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the three months ended March 31, 2013 that have materially affected, or are reasonable likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings

We are not a party to any pending legal proceeding. We are not aware of any pending legal proceeding to which any of our officers, directors, or any beneficial holders of 5% or more of our voting securities are adverse to us or have a material interest adverse to us.

Item 1A: Risk Factors

A smaller reporting company is not required to provide the information required by this Item.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None

Item 3. Defaults upon Senior Securities

None

Item 4. Mine Safety Disclosures

Not applicable

Item 5. Other Information

None

Item 6. Exhibits

Exhibit Number	Description of Exhibit
31.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101**	The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2013 formatted in Extensible Business Reporting Language (XBRL).

**Provided herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Level20 Inc.

Date:	June 6, 2013

By:	/s/ Rob Danard
Rob Danard
Title:	Chief Executive Officer and Director