Form 10-Q
period 2013-06-30
LEVEL20 INC.
filed 2013-07-17
CIK 1565248

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X] Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2013

[ ] Transition Report pursuant to 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from to__________

Commission File Number: 000-185669

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
[  ] Yes [X] No

State the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 61,000,000 shares as of July 17, 2013.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

Our financial statements included in this Form 10-Q are as follows:

F-1	Balance Sheets as of June 30, 2013 and December 31, 2012 (unaudited)
F-2	Condensed Statements of Operations for the three months and six months ended June 30, 2013 and period from September 17, 2012 (Inception) to June 30, 2013 (unaudited)
F-3	Condensed Statements of Cash Flows for the six months ended June 30, 2013 and period from September 17, 2012 (Inception) to June 30, 2013 (unaudited)
F-4	Notes to Financial Statements

These financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and the SEC instructions to Form 10-Q. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. Operating results for the interim period ended June 30, 2013 are not necessarily indicative of the results that can be expected for the full year.

Level20 Inc. (A Development Stage Company)
Condensed Balance Sheets

	June 30, 2013 $ (Unaudited)	December 31, 2012 $
ASSETS

Current Assets

Cash	299,375	2,440

Total Current Assets	299,375	2,440
Property and equipment, net of accumulated depreciation of $1,380 (Note 4)	27,530	24,999
Other assets
Intangible assets, net of accumulated amortization of $nil (Note 4)	55,475	1
Total Other Assets	55,475	1

Total Assets	382,380	27,440

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities

Accounts payable	1,390	3,781
Accrued interest payable	4,124
Short-term debt (Note 5)	395,000	15,000

Total Current Liabilities	400,514	18,781

Contingencies	-	-

Stockholders’ Equity (Deficit)

Preferred Stock, 10,000,000 shares authorized
Common Stock, 90,000,000 shares authorized, $0.0001 par value 61,000,000 and 41,0000,000 issued and outstanding, respectively (Note 6)	6,100	4,100
Additional Paid in Capital	122,500	24,500
Deficit Accumulated During the Development Stage	(146,734)	(19,941)

Total Stockholders’ Equity (Deficit)	(18,134)	8,659

Total Liabilities and Stockholders’ Equity (Deficit)	382,380	27,440

(See Notes to Financial Statements)

Level20 Inc. (A Development Stage Company)
Condensed Statement of Operations
For the Three Months and Six Months Ended June 30, 2013 and
the Period from September 17, 2012 (Date of Inception) to June 30, 2013
(Unaudited)

	For the Three Months ended June 30, 2013 $	For the Six Months ended June 30, 2013 $	Period from September 17, 2012 (date of Inception) to June 30, 2013 $

Revenue	-	-	-

Expenses
Branding and marketing	20,501	27,659	27,659
Consulting fees and salary	20,325	22,325	22,325
Consulting fees and salary – related party	20,210	21,216	21,216
Depreciation	1,380	1,380	1,380
Office	6,362	6,773	7,528
Professional fees	1,121	24,077	41,900
Regulatory fees	14,129	14,766	15,536
Travel	4,473	4,473	5,066

Total Operating Expenses	(88,501)	(122,669)	(142,610)

Other Income (Expenses)
Interest expense	(4,024)	(4,124)	(4,124)
Net Loss	(92,525)	(126,793)	(146,734)

Net Loss Per Share – Basic and Diluted	-	-	-

Weighted Average Shares Outstanding – Basic and Diluted	44,956,000	42,989,000

(See Notes to Financial Statements)

Level20 Inc. (A Development Stage Company)
Condensed Statements of Cash Flows
For the Six Months ended June 30, 2013 and the
Period from September 17, 2012 (Date of Inception) to June 30, 2013
(Unaudited)

	For the Six Months Ended June 30, 2013 $	Period from September 17, 2012 (date of Inception) to June 30, 2013 $
Operating Activities

Net loss	(126,793)	(146,734)
Add back depreciation	1,380	1,380
Changes in operating assets and liabilities:
Increase in accounts payable and accruals	1,733	5,514

Net Cash Used in Operating Activities	(123,680)	(139,840)

Investing Activities

Acquisition of property and equipment	(3,910)	(3,910)
Acquisition of intangible assets	(55,474)	(55,475)

Net Cash Used in Investing Activities	(59,384)	(59,385)

Financing Activities

Short-term loan proceeds	405,000	420,000
Repayment of short-term loans	(25,000)	(25,000)
Proceeds from common stock	100,000	103,600

Net Cash Provided by Financing Activities	480,000	498,600

Increase in Cash	296,935	299,375

Cash - Beginning of Period	2,440	-

Cash - End of Period	299,375	299,375

Non-cash Financing and Investing Activities:

Acquisition of assets for common shares	-	25,000

Supplemental Disclosures:

Interest paid	-	-
Income taxes paid	-	-

(See Notes to Financial Statements)

Level20 Inc. (A Development Stage Company)
Notes to Financial Statements

1.	Nature of Operations

Level20 Inc. was incorporated in the State of Nevada on September 17, 2012. On October 17, 2012, we entered into an asset purchase agreement (the “APA”) with Raptify Marketing Systems Ltd. (“Raptify”), whereby we acquired certain assets from Raptify in exchange for 5,000,000 shares of our common stock, 3,000,000 shares of which was received by Raptify and 2,000,000 shares received by certain other stakeholders of Raptify (See Note 4).

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

We are now in the business of marketing our CMS and servicing our resulting future clients through an online consumer portal which offers the CMS contest platform and agency tools.

We filed an S1 Registration Statement with the United States Securities Commission (the “S1”). The S1 registered 20,000,000 common shares to be sold at $0.005 per common share for potential net proceeds of $100,000. The S1 was declared effective by the SEC on April 22, 2013. We closed this S1 on June 12, 2013 and issued 20,000,000 common shares having received proceeds and subscriptions totaling $100,000.

We are offering 2,000,000 units (each a “Unit”) at $0.25 per Unit to raise an additional $500,000. Each Unit will contain one common share and one common share purchase warrant exercisable at $0.50 per share for one year.

2.	Summary of Significant Accounting Policies

Use of Estimates

The preparation of financial statements in accordance with United States generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses in the reporting period. We regularly evaluate estimates and assumptions related to the useful life and recoverability of long-lived assets and deferred income tax asset valuation allowances. We base our estimates and assumptions on current facts, historical experience and various other factors that it believes to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities and the accrual of costs and expenses that are not readily apparent from other sources. The actual results experienced by us may differ materially and adversely from our estimates. To the extent there are material differences between the estimates and the actual results, future results of operations will be affected.

Long-Lived Assets

We account for our long-lived assets in accordance with ASC Topic 360-10-05, “Accounting for the Impairment or Disposal of Long-Lived Assets.” ASC Topic 360-10-05 requires that long-lived assets be reviewed for impairment whenever events or changes in circumstances indicate that the historical cost carrying value of an asset may no longer be appropriate. We assess recoverability of the carrying value of an asset by estimating the future net cash flows expected to result from the asset, including eventual disposition. If the future net cash flows are less than the carrying value of the asset, an impairment loss is recorded equal to the difference between the asset’s carrying value and fair value or disposable value. As of June 30, 2013 we did not have any Long-Lived Assets that were impaired.

Revenue Recognition

Revenue is recognized in accordance with Staff Accounting Bulletin (“SAB”) No. 101, Revenue Recognition in Financial Statements, as revised by SAB No. 104. We recognize revenue when persuasive evidence of an arrangement exists, delivery has occurred, the sales price is fixed or determinable and collectability is reasonably assured.

Recently Issued Accounting Pronouncements

We do not expect the adoption of recently issued accounting pronouncements to have a significant impact on our results of operations, financial position or cash flow.

3.	Going Concern

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. We have begun operations but have not generated any revenue to date. These conditions give rise to doubt about our ability to continue as a going concern. These financial statements do not include adjustments relating to the recoverability and classification of reported asset amounts or the amount and classification of liabilities that might be necessary should we be unable to continue as a going concern. Our continuation as a going concern is dependent upon ourability to obtain additional financing and to generate profits and positive cash flow. We will require a cash injection of $500,000 over the next twelve months to complete the development of Version II of our CMS™ and to continue to grow our business. We are offering 2,000,000 units (each a “Unit”) at $0.25 per Unit to raise an additional $500,000. Each Unit will contain one common share and one common share purchase warrant exercisable at $0.50 per share for one year. We believe this additional capital will provide us the opportunity to be operationally cash flow positive and profitable over the next twelve months.

4.	Property, Equipment and Intangible Assets

On October 17, 2012, we entered into an asset purchase agreement (the “APA”) with Raptify Marketing Systems Ltd. (“Raptify”), whereby we acquired certain assets from Raptify in exchange for 5,000,000 shares of our common stock, 3,000,000 shares of which was received by Raptify and 2,000,000 shares received by certain other stakeholders of Raptify. The fair value of the assets acquired was $25,000 which was allocated to identifiable assets as follows: intellectual property $1 and computer systems, $24,999.

During the six months ended June 30, 2013 we contracted a Philippine developer, Content Annex, and have completed scoping, project mapping, timelines and budgets for Version II of our Contest Marketing Solution™. Version II will be completed by September 1, 2013 and will include: subscriber portal, mobile device support, do-it-yourself platform and tools allowing us to develop a massive database of concurrent customers and users. During the six months ended June 30, 2013 we spent $55,474 on this project and have allocated the cost to intellectual property.

5.	Short-term Debt

We received secured, 6% interest bearing, short-term loans of $395,000 during the six months ended June 30, 2013. These loans bear interest at 6% are secured by all of our fixed assets and due on demand. A total of $4,124 of interest has been accrued as at June 30, 2013.

We also received a further $10,000 pursuant to a non-interest bearing short-term loan for a total of $25,000 which was repaid during the six months ended June 30, 2013.

6.	Common Stock

We filed an S1 Registration Statement with the United States Securities Commission (the “S1”). The S1 registered 20,000,000 common shares to be sold at $0.005 per common share for potential net proceeds of $100,000. The S1 was declared effective by the SEC on April 22, 2013. We closed this S1 on June 12, 2013 and issued 20,000,000 common shares having received proceeds and subscriptions totaling $100,000.

7.	Subsequent Events

We have evaluated all subsequent events through the date these financial statements were issued and determined that there are no subsequent events to record or to disclose.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

Certain statements, other than purely historical information, including estimates, projections, statements relating to our business plans, objectives, and expected operating results, and the assumptions upon which those statements are based, are “forward-looking statements.” These forward-looking statements generally are identified by the words “believes,” “project,” “expects,” “anticipates,” “estimates,” “intends,” “strategy,” “plan,” “may,” “will,” “would,” “will be,” “will continue,” “will likely result,” and similar expressions. Forward-looking statements are based on current expectations and assumptions that are subject to risks and uncertainties which may cause actual results to differ materially from the forward-looking statements. Our ability to predict results or the actual effect of future plans or strategies is inherently uncertain. Factors which could have a material adverse effect on our operations and future prospects on a consolidated basis include, but are not limited to: changes in economic conditions, legislative/regulatory changes, availability of capital, interest rates, competition, and generally accepted accounting principles. These risks and uncertainties should also be considered in evaluating forward-looking statements and undue reliance should not be placed on such statements.

Overview

We were incorporated in the State of Nevada on September 17, 2012. On October 17, 2012, we entered into an asset purchase agreement with Raptify Marketing Systems Ltd. (“Raptify”), whereby we acquired certain assets from Raptify in exchange for 5,000,000 shares of our common stock, 3,000,000 shares of which was received by Raptify and 2,000,000 shares received by certain debt holders of Raptify. The assets included certain equipment, software, contracts and intellectual property. Furthermore, the assets we acquired from Raptify include the ability to administer online contest campaigns. Our business is nearly client ready and has commenced with client engagement and delivery of our services. The housekeeping activities that were undertaken are rebranding, corporate identity, media kits, websites and necessary peripherals to carry out and conduct business as Level20. These activities are complete and our business is client ready and has commenced. Our capital raising efforts, through our $100,000 IPO, was slower than initially expected so we secured $395,000 of additional working capital through short-term demand secured loans from friends and business associates. Additionally, we eventually completed our IPO and raised a further $100,000 in equity as planned. We currently have $300,000 in cash which is sufficient to ensure our operations for more than twelve months.

We are offering 2,000,000 units (each a “Unit”) at $0.25 per Unit to raise an additional $500,000. Each Unit will contain one common share and one common share purchase warrant exercisable at $0.50 per share for one year.

Business goals and milestones completed or advanced over the past few months:

  we have launched our corporate splash page in preparation of our corporate website which is currently being finalized and expected to be ready for public unveiling in the month of July;
  we have completed our rebranding project including media kit, sales and marketing packages and corporate peripherals;
  we have contracted our first client; a Canadian based national insurance company, and we have received a $10,000 advance against the contract and are in varying stages of discussions with two more clients;
  we are in the final stages of completion of a North American wide campaign to take to prospective Fortune 100 companies which is supported by corporate sponsorship;

we have contracted a San Francisco consulting firm, Content Annex, to develop Version II in the Philippines. We have completed scoping, project mapping, timelines and budgets for Version II of our Contest Marketing Solution™. Version II will be completed by September 1, 2013 and will include: subscriber portal, mobile device support, do-it-yourself platform and tools allowing us to develop a massive database of concurrent customers and users. During the six months ended June 30, 2013 we spent $55,474 on this project and have allocated the cost to intellectual property.

The following are our business goals and milestones within the next 12 months:

  Secure an additional $500,000 through a private equity offering;
  Enter into debt settlement agreements with our short-term loan holders;
  Complete Version II of our CMS™ platform;
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

The following milestones, steps to achievement, timelines and associated costs are listed as follows:

Secure Necessary Funds. We received secured, 6% interest bearing, short-term loans of $395,000 during the six months ended June 30, 2013. These loans bear interest at 6% are secured by all of our fixed assets and due on demand. There is no assurance that the creditors will not demand some or all of their loans immdediately and no assurance that we can settle these loans at some future time.

We filed an S1 Registration Statement with the United States Securities Commission (the “S1”). The S1 registered 20,000,000 common shares to be sold at $0.005 per common share for potential net proceeds of $100,000.  The S1 was declared effective by the SEC on April 22, 2013. We closed this S1 on June 12, 2013 and issued 20,000,000 common shares having received proceeds and subscriptions totaling $100,000.

As at June 30, 2013, as a result of the above mentioned capital raising, we have $300,000 in cash but will require an additional cash injection of $500,000 over the next twelve months to complete the development of Version II of our CMS™ and to continue to grow our business. We are offering 2,000,000 units (each a “Unit”) at $0.25 per Unit to raise an additional $500,000. Each Unit will contain one common share and one common share purchase warrant exercisable at $0.50 per share for one year. We believe this additional capital will provide us the opportunity to be operationally cash flow positive and profitable over the next twelve months.

Drive client growth and revenue through contest campaigns. To drive client growth, we plan to expand the number of ways in which subscribers can discover contests through our marketplace. As revenue is recognized we plan to continue investments into our sales force and partnership networks to further client relationships and acquire local expertise. Retention will be focused on providing our clients with a positive campaign experience and offering targeted placement of their contest campaigns to our subscribers, tools to manage these campaigns more effectively and superior customer service. Current efforts are focused on developing a sponsorship campaign that is centered on the 18-25 year old demographic offering four year college tuition as the contest incentive. The intended sponsors of this type of campaign design would be companies like Visa, Ford, or Bank of America. The sponsorship fees associated with a contest driven advertising campaign of this size is estimated at $1.5M. We would anticipate 70% of this amount to be campaign costs with Level20 retaining 30%. Additionally, securing contracts directly with brands and through established advertising agencies will be necessary to achieve desired growth. We are establishing the go to market strategy and digital marketing initiatives essential to engage with prospective clients to secure contracts and achieve this milestone. The majority of costs are passed-through to the clients and sponsors but sales, marketing and general and administrative are an ongoing daily activity and estimated to cost $30,000 per month ($360,000) with the sponsorship campaign costs estimated at another $50,000.

Drive the growth of our subscriber base. We plan to invest significant effort to acquire subscribers through online marketing initiatives. Our goal will be to retain existing and acquire new subscribers by providing preference driven and targeted contests, quality subscriber service and expanding the number of contest offerings through both local and national brands. Activity has commenced on the development and release of our digital marketing strategy to encourage subscriber sign up and generate brand participation. This activity will be an ongoing core business activity. This activity is estimated to cost $40,000 in 2013. These costs are variable and can be supplemented as revenue is recognized.

Expand affiliate and business development partnerships. We intend to establish an online reseller network of commissioned agents and strategic partners. We plan to sign partnership agreements with online companies such as Google, Microsoft, Yahoo and Facebook. These intended partners display, promote and distribute our contests to their users in exchange for a share of the revenue generated from our campaigns. We currently have no such agreements or arrangements with Google, Microsoft, Yahoo and Facebook. These costs will be built into our client proposals and passed through to the client. We intend to maintain ongoing efforts to expand our business with strategic affiliates and business development partnerships. Our goal is to initiate these activities during Q3 of 2013. Costs are estimated to be $50,000 for 2013.

Increase our product offering through innovation. We intend to scope out the future versions and product releases to increase the number of subscribers and clients that transact business through our online contesting platform. We believe our network of subscribers will be a focal point for companies to promote their brands and showcase all of their contests. Expansion from an online presence into all mobile, tablet and operating systems is essential innovation for Level20. These activities have been initiated into planning but no capital allocation or timelines have been committed.

Establish our presence in the marketplace as the leading Online Contesting Platform. All efforts will be made to firmly establish Level20 as the leader in the delivery, fulfillment and distribution of brand driven online contests to its subscriber base. In addition to the traditional and digital marketing efforts it is not uncommon for these efforts to be supported by viral sharing and word of mouth marketing that is prevalent with many online subscriber based communities. This behavior is often encouraged through referral or loyalty incentives. We plan to invest in this activity as revenues allow us to do so; however no part of the budget is allocated at this time until we establish a substantial subscriber network.

We intend to use the net proceeds from our public offering, subsequent private offerings, and all future revenue for working capital, general corporate purposes and to expand the product offerings. Our plan is to invest net profit from each campaign and to support those efforts with future financing if deemed necessary. We do not have any commitments to a financing plan at this time.

Results of Operations for the three months and six months ended June 30, 2013

We generated no revenues since our inception. We do not expect to generate revenues until we are able to obtain financing and execute on our business plan.

We had a net loss of $88,501 and $122,669 for the three and six months ended June 30, 2013, respectively. We have an accumulated net loss of $146,734 from September 17, 2012 (Date of Inception) until June 30, 2013.

We incurred $88,501 in operating expenses for the three months ended June 30, 2013. Our operating expenses for the three months ended June 30, 2013 consisted of: $40,535 in consulting fees and salaries including $20,210 paid to our Chief Executive Officer; $20,501 in branding and marketing including a website; and $14,129 in regulatory fees which included $12,000 to obtain our DTC eligibility status for our shares. The remaining costs were for office, professional fees and travel.

We incurred $122,669 in operating expenses for the six months ended June 30, 2013. Our operating expenses for the six months ended June 30, 2013 consisted of: $43,541 in consulting fees and salaries including $21,216 paid to our Chief Executive Officer; $27,659 in branding and marketing including a website; $24,077 in professional fees associated with audit and legal costs to effectuate our S1 and $14,766 in regulatory fees which included $12,000 to obtain our DTC eligibility status for our shares. The remaining costs were for office, professional fees and travel.

We expect that our operating expenses will increase as we are able to complete the raising of permanent funds and further our business operations. Until then, our operating expenses will include mainly general and administrative expenses for branding and marketing and legal costs.

We accrued $4,124 of interest payable on $395,000 of short-term loans we received between March, 2013 and May, 2013.

Liquidity and Capital Resources

As of June 30, 2013, we had current assets of $299,375, all of which is cash and total assets of $382,380. We had current liabilities of $400,514 as of June 30, 2013, the majority of which are short-term loans payable. As such, we had a working capital deficit of $101,139.

Operating activities used $123,680 in cash for the six months ended June 30, 2013. The decrease in cash was primarily attributable to funding the loss for the period.

Financing activities provided $480,000 for the six months ended June 30, 2013 and consisted of $10,000 of non-interest bearing short-term loans and $395,000 of 6% interest bearing secured short-term loans. These loans are secured by all of our fixed assets and due on demand. We filed an S1 Registration Statement with the United States Securities Commission (the “S1”). The S1 registered 20,000,000 common shares to be sold at $0.005 per common share for potential net proceeds of $100,000.  The S1 was declared effective by the SEC on April 22, 2013. We closed this S1 on June 12, 2013 and issued 20,000,000 common shares having received proceeds and subscriptions totaling $100,000.

As at June 30, 2013, as a result of the above mentioned capital raising, we have $300,000 in cash but will require an additional cash injection of $500,000 over the next twelve months to complete the development of Version II of our

CMS™ and to continue to grow our business. We are offering 2,000,000 units (each a “Unit”) at $0.25 per Unit to raise an additional $500,000. Each Unit will contain one common share and one common share purchase warrant exercisable at $0.50 per share for one year.We believe this additional capital will provide us the opportunity to be operationally cash flow positive and profitable over the next twelve months. We expect to generate revenues within the next 90 days.

Off Balance Sheet Arrangements

As of June 30, 2013, there were no off balance sheet arrangements.

Going Concern

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. We have begun operations but have not generated any revenue to date. These conditions give rise to doubt about our ability to continue as a going concern. These financial statements do not include adjustments relating to the recoverability and classification of reported asset amounts or the amount and classification of liabilities that might be necessary should we be unable to continue as a going concern. Our continuation as a going concern is dependent upon our ability to obtain additional financing and to generate profits and positive cash flow. We will require a cash injection of $500,000 over the next twelve months to complete the development of Version II of our CMS™ and to continue to grow our business. We are offering 2,000,000 units (each a “Unit”) at $0.25 per Unit to raise an additional $500,000. Each Unit will contain one common share and one common share purchase warrant exercisable at $0.50 per share for one year. We believe this additional capital will provide us the opportunity to be operationally cash flow positive and profitable over the next twelve months.

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

Item 4. Controls and Procedures

Disclosure Controls and Procedures

We carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of June 30, 2013.  This evaluation was carried out under the supervision and with the participation of our Chief Executive Officer and our Chief Financial Officer.  Based upon that evaluation, our Chief Executive Officer, who is also our Chief Financial Officer concluded that, as of June 30, 2013, our disclosure controls and procedures were not effective due to the presence of material weaknesses in internal control over financial reporting. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis. Management has identified the following material weaknesses which have caused management to conclude that, as of June 30, 2013, our disclosure controls and procedures were not effective: (i) inadequate segregation of duties and effective risk assessment; and (ii) insufficient written policies and procedures for accounting and financial reporting with respect to the requirements and application of both US GAAP and SEC guidelines.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the three months ended June 30, 2013 that have materially affected, or are reasonable likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None

Item 3. Defaults upon Senior Securities

None

Item 4. Mine Safety Disclosures

Not applicable

Item 5. Other Information

None

Item 6. Exhibits

Exhibit Number	Description of Exhibit
31.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101**	The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2013 formatted in Extensible Business Reporting Language (XBRL).

**Provided herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Level20 Inc.

Date:	July 17, 2013

By:	/s/ Rob Danard
Rob Danard
Title:	Chief Executive Officer and Director