Form 10-Q
period 2013-09-30
SPRIZA, INC.
filed 2013-11-05
CIK 1565248

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

[X] Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2013

[ ] Transition Report pursuant to 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from to__________

Commission File Number: 000-185669

SPRIZA, INC.
(Exact name of registrant as specified in its charter)

Nevada	90-0888324
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

228 Hamilton Avenue, 3rd Floor Palo Alto, CA 94301
(Address of principal executive offices)

650-204-7903
(Registrant’s telephone number

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

[ ] Large accelerated filer Accelerated filer	[ ] Non-accelerated filer
[X] Smaller reporting company

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
[  ] Yes [X] No

State the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 65,942,477 shares as of November 4, 2013.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

Our financial statements included in this Form 10-Q are as follows:

F-1	Balance Sheets as of September 30, 2013 and December 31, 2012 (unaudited)
F-2	Condensed Statements of Operations for the three months and nine months ended September 30, 2013 and 2012 and period from September 17, 2012 (Inception) to September 30, 2013 (unaudited)
F-3	Condensed Statements of Cash Flows for the nine months ended September 30, 2013 and 2012 and period from September 17, 2012 (Inception) to September 30, 2013 (unaudited)
F-4	Notes to Financial Statements

These financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and the SEC instructions to Form 10-Q. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. Operating results for the interim period ended September 30, 2013 are not necessarily indicative of the results that can be expected for the full year.

Spriza, Inc. (formerly Level20 Inc) (A Development Stage Company)
Condensed Balance Sheets

	September 30, 2013 $ (Unaudited)	December 31, 2012 $
ASSETS

Current Assets

Cash	128,781	2,440

Total Current Assets	128,781	2,440
Property and equipment, net of accumulated depreciation of $2,826 (Note 4)	26,083	24,999
Other assets
Intangible assets, net of accumulated amortization of $nil (Note 4)	173,471	1
Total Other Assets	173,471	1

Total Assets	328,336	27,440

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities

Accounts payable	10,873	3,781
Short-term debt (Note 5)	-	15,000

Total Current Liabilities	10,873	18,781

Contingencies (Notes 1 and 3)

Stockholders’ Equity (Deficit)

Preferred Stock, 10,000,000 shares authorized
Common Stock, 190,000,000 shares authorized (Note 6), $0.0001 par value 63,693,183 and 41,0000,000 issued and outstanding, respectively (Note 6)	6,369	4,100
Additional Paid in Capital	526,208	24,500
Deficit Accumulated During the Development Stage	(215,114)	(19,941)

Total Stockholders’ Equity (Deficit)	317,463	8,659

Total Liabilities and Stockholders’ Equity (Deficit)	328,336	27,440

(See Notes to Financial Statements)

Spriza, Inc. (formerly Level20 Inc) (A Development Stage Company)
Condensed Statement of Operations
For the Three Months and Nine months Ended September 30, 2013 and 2012 and the Period from September 17, 2012 (Date of Inception) to September 30, 2013
(Unaudited)

	For the Three Months ended September 30, 2013 $	For the Three Months ended September 30, 2012 $	For the Nine Months ended September 30, 2013 $	For the Nine Months ended September 30, 2012 $	Period from September 17, 2012 (date of Inception) to September 30, 2013 $

Revenue	7,000	-	7,000	-	7,000

Expenses
Branding and marketing	-	-	27,659	-	27,659
Consulting	18,487	-	40,813	-	40,813
Consulting – related party	32,157	-	53,373	-	53,373
Depreciation	1,445	-	2,826	-	2,826
Office	3,391	-	10,163	-	10,918
Professional fees	7,202	99	31,279	99	49,102
Regulatory fees	954	-	15,720	-	16,490
Travel	6,889	-	11,363	-	11,956

Total Operating Expenses	(70,525)	(99)	(193,196)	(99)	(213,137)

Net Loss before Other Expense	(63,525)	-	(186,196)	-	(206,137)

Other Expense
Interest expense	(4,854)	(99)	(8,977)	(99)	(8,977)
Net Loss	(68,379)	(99)	(195,173)	(99)	(215,114)

Net Loss Per Share – Basic and Diluted	-	-	-	-

Weighted Average Shares Outstanding – Basic and Diluted	61,703,000	-	49,295,000	-

(See Notes to Financial Statements)

Spriza, Inc. (formerly Level20 Inc) (A Development Stage Company)
Condensed Statements of Cash Flows
For the Nine months ended September 30, 2013 and 2012
and the Period from September 17, 2012 (Date of Inception) to September 30, 2013
(Unaudited)

	For the Nine months Ended September 30, 2013 $	For the Nine months Ended September 30, 2012 $	Period from September 17, 2012 (date of Inception) to September 30, 2013 $
Operating Activities

Net loss	(195,173)	(99)	(215,114)
Add back depreciation	2,826	-	2,826
Changes in operating assets and liabilities:
Increase in prepaid expenses	-	(9,982)	-
Increase in accounts payable and accruals	16,068	81	19,849

Net Cash Used in Operating Activities	(176,279)	(10,000)	(192,439)

Investing Activities

Acquisition of property and equipment	(3,910)	-	(3,910)
Acquisition of intangible assets	(173,470)	-	(173,470)

Net Cash Used in Investing Activities	(177,380)	-	(177,380)

Financing Activities

Short-term loan proceeds	405,000	10,000	420,000
Repayment of short-term loans	(25,000)	-	(25,000)
Proceeds from common stock	100,000	-	103,600

Net Cash Provided by Financing Activities	480,000	10,000	498,600

Increase in Cash	126,341	-	128,781

Cash - Beginning of Period	2,440	-	-

Cash - End of Period	128,781	-	128,781

Non-cash Financing and Investing Activities:

Short-term loans and interest settled for shares	403,977	-	403,977
Acquisition of assets for common shares	-	-	25,000

Supplemental Disclosures:

Interest paid	-	-	-
Income taxes paid	-	-	-

Spriza, Inc. (formerly Level20 Inc) (A Development Stage Company)
Notes to Financial Statements

1.	Nature of Operations

On September 17, 2012 we were incorporated as Level20 Inc. in the State of Nevada. On October 25, 2013 we changed our name to Spriza, Inc.

On October 17, 2012, we entered into an asset purchase agreement (the “APA”) with Raptify Marketing Systems Ltd. (“Raptify”), whereby we acquired certain assets from Raptify in exchange for 5,000,000 shares of our common stock, 3,000,000 shares of which was received by Raptify and 2,000,000 shares received by certain other stakeholders of Raptify (See Note 4).

The intellectual property acquired was a commercially operational incentive marketing system that builds brand awareness and generates qualified targeted leads for any size of business through an online contest marketing solution (“Contest Marketing Solution™” “CMS™”). This CMS™ is modular, scalable and fully customizable. The core of this CMS™ taps into the power of shared interests and personal relationships between targeted individual consumers to initiate a chain reaction where the clients brand, brand message and/or sales offering is passed from one person to another in rapid succession. The result is a network of subscribers that participate in contest promotions centered and shared around their personal interests. The CMS™ produces quantifiable and verifiable participant data results, which can be used for ongoing marketing purposes with targeted demographics. The CMS™ data results assess how many consumers responded, whom they shared the campaign with, the level of engagement, how many other campaign participants were influenced and sales value generated.

We are in the business of marketing our CMS and servicing our resulting clients through an online consumer portal which offers the CMS contest platform and agency tools.

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

Long-Lived Assets

We account for our long-lived assets in accordance with ASC Topic 360-10-05, “Accounting for the Impairment or Disposal of Long-Lived Assets.” ASC Topic 360-10-05 requires that long-lived assets be reviewed for impairment whenever events or changes in circumstances indicate that the historical cost carrying value of an asset may no longer be appropriate. We assess recoverability of the carrying value of an asset by estimating the future net cash flows expected to result from the asset, including eventual disposition. If the future net cash flows are less than the carrying value of the asset, an impairment loss is recorded equal to the difference between the asset’s carrying value and fair value or disposable value. As of September 30, 2013 we did not have any Long-Lived Assets that were impaired.

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

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. We have begun operations but have not generated significant revenue to date. These conditions give rise to doubt about our ability to continue as a going concern. These financial statements do not include adjustments relating to the recoverability and classification of reported asset amounts or the amount and classification of liabilities that might be necessary should we be unable to continue as a going concern. Our continuation as a going concern is dependent upon our ability to obtain additional financing and to generate profits and positive cash flow. We will require a cash injection of $500,000 over the next twelve months to complete the development of Version II of our Contest Marketing Solution™ and to continue to grow our business. In October, 2013 a total of $224,728 was received pursuant to the exercise of $0.30 warrants. A total of 749,093 shares were issued on October 31, 2013. A total of $225,030 was received pursuant to our $0.15 Unit Offering which closed October 25, 2013. A total of 1,500,201 units were issued on October 31, 2013. We are currently offering 2,000,000 units (each a “Unit”) at $0.25 per Unit to raise an additional $500,000. Each Unit will contain one common share and one common share purchase warrant exercisable at $0.50 per share for one year.

4.	Property and Equipment and Intangible Assets

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

During the nine months ended September 30, 2013 we contracted a Philippine developer, Content Annex, and have completed scoping, project mapping, timelines and budgets for Version II of our Contest Marketing Solution™. Version II will be released November, 2013, which will include: subscriber portal, mobile device support, do-it-yourself platform and tools allowing us to develop a database of concurrent customers and users. During the nine months ended September 30, 2013 we spent $158,502 on this project and have allocated the cost to intellectual property.

5.	Short-term Debt

We received 6% interest bearing, secured short-term loans of $395,000 during the nine months ended September 30, 2013. On September 6, 2013 these loans, plus accrued interest of $8,977, were converted into 2,693,183 Units at $0.15 per Unit. Each unit contained one common share and one common share purchase warrant exercisable at $0.30 for a three year period.

We also received a further $10,000 pursuant to a non-interest bearing short-term loan for a total of $25,000 which was repaid during the nine months ended September 30, 2013.

6.	Common Stock

We filed an S1 Registration Statement with the United States Securities Commission (the “S1”). The S1 registered 20,000,000 common shares to be sold at $0.005 per common share for proceeds of $100,000. We closed this S1 on June 12, 2013 and issued 20,000,000 common shares having received proceeds and subscriptions totaling $100,000.

On September 6, 2013 short-term loans, plus accrued interest of $8,977, were converted into 2,693,183 Units at $0.15 per Unit. Each unit contained one common share and one common share purchase warrant exercisable at $0.30 for a three year period. A total of $224,728 was received pursuant to the exercise of $0.30 warrants. A total of 749,093 common shares were issued on October 31, 2013. See Subsequent Events for warrants being exercised.

On October 25, 2013 we increased our authorized capital stock from 100,000,000 to 200,000,000. We now have the authority to issue 190,000,000 common shares and 10,000,000 preferred shares.

7.	Subsequent Events

We have evaluated all subsequent events through the date these financial statements were issued and determined that there are no subsequent events to record or to disclose except as follows:

a)	A total of $224,728 was received pursuant to the exercise of $0.30 warrants. A total of 749,093 shares were issued on October 31, 2013;

b)	A total of $225,030 was received pursuant to our $0.15 Unit Offering which closed October 25, 2013. A total of 1,500,201 units were issued on October 31, 2013;

c)	As of October 26, 2013 we are offering 2,000,000 units (each a “Unit”) at $0.25 per Unit to raise an additional $500,000. Each Unit will contain one common share and one common share purchase warrant exercisable at $0.50 per share for one year.

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

Overview

We were incorporated in the State of Nevada on September 17, 2012. On October 17, 2012, we entered into an asset purchase agreement with Raptify Marketing Systems Ltd. (“Raptify”), whereby we acquired certain assets from Raptify in exchange for 5,000,000 shares of our common stock, 3,000,000 shares of which was received by Raptify and 2,000,000 shares received by certain debt holders of Raptify. The assets included certain equipment, software, contracts and intellectual property. Furthermore, the assets we acquired from Raptify include the ability to administer online contest campaigns. Our business is client ready and has commenced with client engagement and delivery of our services. As we have geared up to take on clients and further implement our business plan.

Business goals and milestones completed or advanced over the past few months:

  we have launched our corporate splash page in preparation of our corporate website which is currently being finalized and expected to be ready for public unveiling in the month of July.; this has been completed and the new corporate website is available to the public;
  we have completed our rebranding project including media kit, sales and marketing packages and corporate peripherals;
  we have contracted our first client; a Canadian based national insurance company, and we have received a $7,000 advance against the contract and are in varying stages of development with two more clients. A team in the National Hockey League and a Film and Television Production Studio.
  we are in the final stages of completing a North American wide marketing campaign which will focus on driving the participation of prospective Fortune 100 companies and large corporate sponsorship to the contest platform; and
  we have contracted a San Francisco consulting firm, Content Annex, to develop Version II of our Contest Marketing Solution™ in the Philippines. We have completed scoping, project mapping, timelines and budgets for Version II and we expect it to be completed by November, 2013.  This new version will include: subscriber portal, mobile device support, do-it-yourself platform and tools allowing us to develop a massive database of concurrent customers and users. During the nine months ended September 30, 2013 we spent $158,502 on this project and have allocated the cost to intellectual property.

The following are our business goals and milestones within the next 12 months:

  Secure an additional $500,000 through a private equity offering at $0.25 per Unit;
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

The following milestones, steps to achievement, timelines and associated costs are listed as follows:

Secure Necessary Funds. As at September 30, 2013, as a result of the above mentioned capital being raised, we have $128,781 in cash.

In October, 2013 a total of $224,728 was received pursuant to the exercise of $0.30 warrants. A total of 749,093 shares were issued on October 31, 2013. In October, 2013 a total of $225,030 was received pursuant to our $0.15 Unit offering.  A total of 1,500,201 units were issued on October 31, 2013.

In addition to the cash on hand as at October 31, 2013 of $465,000 we will require a cash injection of an additional $500,000 over the next twelve months to complete the development of the newest version of our Contest Marketing Solution™ and to continue to grow our business. Currently we are offering 2,000,000 units (each a “Unit”) at $0.25 per Unit to raise an additional $500,000. Each Unit will contain one common share and one common share purchase warrant exercisable at $0.50 per share for one year.

Drive client growth and revenue through contest campaigns. To drive client growth, we plan to expand the number of ways in which subscribers can discover contests through our marketplace. As revenue is recognized we plan to continue investments into our sales force and partnership networks to further client relationships and acquire local expertise. Retention will be focused on providing our clients with a positive campaign experience and offering targeted placement of their contest campaigns to our subscribers, tools to manage these campaigns more effectively and superior customer service. Current efforts are focused on developing a sponsorship campaign that is centered on the 18-25 year old demographic offering four year college tuitions as the contest incentive. The intended sponsors of this type of campaign design would be companies like Visa, Ford, or Bank of America. The sponsorship fees associated with a contest driven advertising campaign of this size is estimated at $1.5M. We would anticipate 70% of this amount to be campaign costs with us retaining 30%. Additionally, securing contracts directly with brands and through established advertising agencies will be necessary to achieve desired growth. We are establishing the go to market strategy and digital marketing initiatives essential to engage with prospective clients to secure contracts and achieve this milestone. The majority of costs are passed-through to the clients and sponsors but sales, marketing and general and administrative are an ongoing daily activity and estimated to cost $30,000 per month ($360,000) with the sponsorship campaign costs estimated at another $50,000.

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

Expand affiliate and business development partnerships. We intend to establish an online reseller network of commissioned agents and strategic partners. We plan to sign partnership agreements with online companies such as Google, Microsoft, Yahoo and Facebook. These intended partners display, promote and distribute our contests to their users in exchange for a share of the revenue generated from our campaigns. We currently have no such agreements or arrangements with Google, Microsoft, Yahoo and Facebook. These costs will be built into our client proposals and passed through to the client. We intend to maintain ongoing efforts to expand our business with strategic affiliates and business development partnerships. Our goal is to initiate these activities during throughout 2013. Costs are estimated to be $50,000 for 2013.

Increase our product offering through innovation. We intend to scope out the future versions and product releases to increase the number of subscribers and clients that transact business through our online contesting platform. We believe our network of subscribers will be a focal point for companies to promote their brands and showcase all of their contests. Expansion from an online presence into all mobile, tablet and operating systems is an essential innovation for us. These activities have been initiated into planning but no capital allocation or timelines have been committed at the time of this report.

Establish our presence in the marketplace as the leading Online Contesting Platform. All efforts will be made to firmly establish us as the leader in the delivery, fulfillment and distribution of brand driven online contests to its subscriber base. In addition to the traditional and digital marketing efforts it is not uncommon for these efforts to be supported by viral sharing and word of mouth marketing that is prevalent with many online subscriber based communities. This behavior is often encouraged through referral or loyalty incentives. We plan to invest in this activity as revenues allow us to do so; however no part of the budget is allocated at this time until we establish a substantial subscriber network.

We intend to use the net proceeds from our public offering, subsequent private offerings, and all future revenue for working capital, general corporate purposes and to expand the product offerings. Our plan is to invest net profit from each campaign and to support those efforts with future financing if deemed necessary. We do not have any commitments to a financing plan at this time.

Results of Operations for the three months ended September 30, 2013

We had a net loss of $68,379 for the three months ended September 30, 2013.

We generated $7,000 in revenues during the three months ended September 30, 2013. We expect to generate significant revenues during Q4 of 2013 and into 2014.

We incurred $70,525 in operating expenses for the three months ended September 30, 2013 consisting of: $50,644 in consulting fees and salaries including $32,157 paid to our Chief Executive Officer; $954 in regulatory fees, $7,202 in professional fees, $6,889 in travel and $3,391 in office expenses. We expect that our operating expenses will increase as we are able to raise capital and further our business operations.

During the three months ended September 30, 2013 we accrued $4,854 of interest payable on $395,000 of short-term loans. On September 6, 2013 short-term loans, plus accrued interest of $8,977, were converted into 2,693,183 Units at $0.15 per Unit. Each unit contained one common share and one common share purchase warrant exercisable at $0.30 for a three year period. We do not expect to incur interest expense in the future.

Results of Operations for the nine months ended September 30, 2013

We had a net loss of $68,379 for the three months ended September 30, 2013.

We generated $7,000 in revenues during the nine months ended September 30, 2013. We expect to generate significant revenues during Q4 of 2013 and into 2014.

We incurred $193,196 in operating expenses for the nine months ended September 30, 2013 consisting of: $94,186 in consulting fees and salaries including $53,373 paid to our Chief Executive Officer; $27,659 in branding and marketing; $15,720 in regulatory fees including DTC eligibility costs, $31,279 in professional fees, $11,363 in travel and $10,163 in office expenses. We expect that our operating expenses will increase as we are able to raise capital and further our business operations.

During the nine months ended September 30, 2013 we accrued $8,977 of interest payable on $395,000 of short-term loans. On September 6, 2013 short-term loans, plus accrued interest of $8,977, were converted into 2,693,183 Units at $0.15 per Unit. Each unit contained one common share and one common share purchase warrant exercisable at $0.30 for a three year period. We do not expect to incur interest expense in the future.

Liquidity and Capital Resources

As of September 30, 2013, we had current assets of $128,781, all of which is cash and total assets of $328,336 including intangible assets of $173,471 and property and equipment of $26,083, net of depreciation. We had current liabilities of $10,873 as of September 30, 2013 made of current accounts payable. As such, we had working capital of $117,908.

Operating activities used $176,279 in cash for the nine months ended September 30, 2013. The decrease in cash was primarily attributable to funding the loss for the period of $195,173 less add back for depreciation, $2,826 and increase in accounts payable of $16,068.

Investing activities used $177,380 in cash for the nine months ended September 30, 2013. During the nine months ended September 30, 2013 we contracted a Philippine developer, Content Annex, and have completed scoping, project mapping, timelines and budgets for Version II of our Contest Marketing Solution™. Version II will be completed by November, 2013 and will include: subscriber portal, mobile device support, do-it-yourself platform and tools allowing us to develop a massive database of concurrent customers and users. During the nine months ended September 30, 2013 we spent $158,502 on this project and have allocated the cost to intangible assets. We  spent $14,969 on our corporate website which was allocated to intangible assets. We also spent $3,910 on office furniture and computers.

Financing activities provided $480,000 for the nine months ended September 30, 2013 and consisted of $10,000 of non-interest bearing short-term loans less repayment of short-term loans of $25,000; $395,000 of 6% interest bearing secured short-term loans; and $100,000 from our public offering.

As at September 30, 2013, as a result of the above mentioned capital being raised, we had $128,781 in cash.

In October, 2013 a total of $224,728 was received pursuant to the exercise of $0.30 warrants. A total of 749,093 common shares will be issued. In October, 2013 a total of $135,000 was received pursuant to our $0.15 Unit offering which closed on October 23, 2014.

In addition to the cash on hand as at October 31, 2013 of $465,000 we will require a cash injection of an additional $500,000 over the next twelve months to complete the development of the newest version of our Contest Marketing Solution™ and to continue to grow our business. Currently we are offering 2,000,000 units (each a “Unit”) at $0.25 per Unit to raise an additional $500,000. Each Unit will contain one common share and one common share purchase warrant exercisable at $0.50 per share for one year.

Off Balance Sheet Arrangements

As of September 30, 2013, there were no off balance sheet arrangements.

Going Concern

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. We have begun operations but have not generated significant revenue to date. These conditions give rise to doubt about our ability to continue as a going concern. These financial statements do not include adjustments relating to the recoverability and classification of reported asset amounts or the amount and classification of liabilities that might be necessary should we be unable to continue as a going concern. Our continuation as a going concern is dependent upon our ability to obtain additional financing and to generate profits and positive cash flow. We will require a cash injection of $500,000 over the next twelve months to complete the development of Version II of our Contest Marketing Solution™ and to continue to grow our business. In October, 2013 a total of $224,728 was received pursuant to the exercise of $0.30 warrants. A total of 749,093 shares were issued on October 31, 2013. A total of $225,030 was received pursuant to our $0.15 Unit Offering which closed October 25, 2013. A total of 1,500,201 units were issued on October 31, 2013. We are currently offering 2,000,000 units (each a “Unit”) at $0.25 per Unit to raise an additional $500,000. Each Unit will contain one common share and one common share purchase warrant exercisable at $0.50 per share for one year.

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

Item 4.     Controls and Procedures

Disclosure Controls and Procedures

We carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of September 30, 2013.  This evaluation was carried out under the supervision and with the participation of our Chief Executive Officer and our Chief Financial Officer.  Based upon that evaluation, our Chief Executive Officer, who is also our Chief Financial Officer concluded that, as of September 30, 2013, our disclosure controls and procedures were not effective due to the presence of material weaknesses in internal control over financial reporting.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis. Management has identified the following material weaknesses which have caused management to conclude that, as of September 30, 2013, our disclosure controls and procedures were not effective: (i) inadequate segregation of duties and effective risk assessment; and (ii) insufficient written policies and procedures for accounting and financial reporting with respect to the requirements and application of both US GAAP and SEC guidelines.

Remediation Plan to Address the Material Weaknesses in Internal Control over Financial Reporting

We plan to take steps to enhance and improve the design of our internal controls over financial reporting.  During the period covered by this quarterly report on Form 10-Q, we have appointed a Chief Financial Officer and additional independent board directors in order to remediate the material weaknesses identified above. Additionally we plan to implement the following changes during our fiscal year ending December 31, 2013: (i) appoint additional qualified personnel to address inadequate segregation of duties and ineffective risk management; and (ii) adopt sufficient written policies and procedures for accounting and financial reporting.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the three months ended September 30, 2013 that have materially affected, or are reasonable likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

From March to May of 2013, we sold 6% short-term promissory notes for total proceeds of $395,000.  During the current reporting period, the principal and all accrued and unpaid interest on the notes were converted into a total of 2,693,183 Units of our common stock at $0.15 per Unit. Each Unit contained one common share and one common share purchase warrant to purchase a total of 2,693,183 shares of our common stock at $0.30 per share exercisable for a period of three years.

These securities were issued pursuant to Section 4(2) of the Securities Act and/or Rule 506 promulgated thereunder. The holders represented their intention to acquire the securities for investment only and not with a view towards distribution. The investors were given adequate information about us to make an informed investment decision. We did not engage in any general solicitation or advertising. We directed our transfer agent to issue the stock certificates with the appropriate restrictive legend affixed to the restricted stock.

Item 3.

Defaults upon Senior Securities

None

Item 4. Mine Safety Disclosures

Not applicable

Item 5. Other Information

None

Item 6. Exhibits

Exhibit Number	Description of Exhibit
31.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101**	The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2013 formatted in Extensible Business Reporting Language (XBRL).

**Provided herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Spriza, Inc.

Date:	November 4, 2013

By:	/s/ Rob Danard
Rob Danard
Title:	Chief Executive Officer and Director