Form 10-K
period 2013-12-31
SPRIZA, INC.
filed 2014-03-31
CIK 1565248

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

 [X]  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2013

 [  ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to __________

Commission File Number: 000-185669

SPRIZA, INC.
(Exact name of registrant as specified in its charter)

Nevada	90-0888324
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

111 Penn Street, El Segundo, CA 90245
 (Address of principal executive offices, including zip code)
(650) 204-7903
(Telephone number, including area code)

_______________________________________________
(Former name or former address, if changed since last report)

Securities registered pursuant to Section 12(b) of the Act:
None

Securities registered pursuant to Section 12(g) of the Act:
None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.
Yes  [  ]   No  [X]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act.
Yes  [  ]   No  [X]

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes  [X]   No  [  ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).
Yes  [X]   No  [  ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  [X]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer [ ]	Accelerated filer [ ]
Non-accelerated filer [ ] (Do not check if a smaller reporting company)	Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes  [  ]   No  [X]

The aggregate market value of the voting stock held by non-affiliates of the issuer on October 31, 2013, the first day the shares were publicly traded, based upon the $0.50 per share closing price of such stock on that date, was $12,175,000.

As of March 31, 2014, there were 67,483,277 shares of our common stock issued and outstanding.

Documents Incorporated by Reference: None.

SPRIZA, INC.

ANNUAL REPORT ON FORM 10K FOR THE FISCAL YEAR ENDED DECEMBER 31, 2013

CAUTIONARY NOTICE REGARDING FORWARD LOOKING STATEMENTS

This Annual Report on Form 10-K (the “Report”) contains a number of forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 and that reflect management’s current views and expectations with respect to our business, strategies, products, future results and events, and financial performance. All statements made in this Report other than statements of historical fact, including statements that address operating performance, the economy, events or developments that management expects or anticipates will or may occur in the future, including statements related to potential strategic transactions, distributor channels, volume growth, revenues, profitability, new products, adequacy of funds from operations, cash flows and financing, our ability to continue as a going concern, statements regarding future operating results and non-historical information, are forward-looking statements. In particular, the words such as “believe,” “expect,” “intend,” “anticipate,” “estimate,” “may,” “will,” “can,” “plan,” “predict,” “could,” “future,” variations of such words, and similar expressions identify forward-looking statements, but are not the exclusive means of identifying such statements and their absence does not mean that the statement is not forward-looking.

Readers should not place undue reliance on these forward-looking statements, which are based on management’s current expectations and projections about future events, are not guarantees of future performance, are subject to risks, uncertainties and assumptions and apply only as of the date of this Report. Our actual results, performance or achievements could differ materially from historical results as well the results expressed in, anticipated or implied by these forward-looking statements. Except as required by law, we undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

In particular, our business, including our financial condition and results of operations may be impacted by a number of factors, including, but not limited to, the following:

  Our ability to successfully execute on our 2014 operating plan;
  Our ability to successfully launch our international licensing model for international expansion in Asia, Europe and South America;
  Our ability to generate sufficient cash flow from operations to preserve our existing cash resources;
  Our continued ability to use our cash and working capital resources to efficiently finance the rapid growth of our business including financing receivables from our clients;
  Dilutive and other adverse effects on our existing shareholders and our stock price arising from dilutive securities such as stock options and warrants being exercised;
  Our continued ability to maintain brand image and service quality;
  Our ability to attract and retain key personnel, which would directly affect our efficiency and results of operations;
  Our ability to protect our trademarks and patent pending technology, which may prevent us from successfully marketing our services and competing effectively;
  Litigation or legal proceedings, which could expose us to significant liabilities and damage to our reputation;
  Our continued ability to sustain proper information technology infrastructure;
  Our ability to compete successfully against much larger established companies currently operating in the social media industry;
  Our ability to comply with regulations to which our business is subject.

For a discussion of some of the factors that may affect our business, results and prospects, see “Item 1A. Risk Factors” Readers are also urged to carefully review and consider the various disclosures made by us in this Report and in our other reports we file with the Securities and Exchange Commission, including our periodic reports on Form 10-Q and current reports on Form 8-K, and those described from time to time in our press releases and other communications, which attempt to advise interested parties of the risks and factors that may affect our business, prospects and results of operations.

REFERENCES

As used in this Report: (i) the terms “we”, “us”, “our”, “Spriza” and the “Company” mean Spriza, Inc.; (ii) “SEC” refers to the Securities and Exchange Commission; (iii) “Securities Act” refers to the United States Securities Act of 1933, as amended; (iv) “Exchange Act” refers to the United States Securities Exchange Act of 1934, as amended; and (v) all dollar amounts refer to United States dollars unless otherwise indicated.

PART I

ITEM 1. BUSINESS

Overview

On September 17, 2012 we were incorporated as Level20 Inc. in the State of Nevada. On October 25, 2013 we changed our name to Spriza, Inc.

On October 17, 2012, we entered into an Asset Purchase Agreement with Raptify Marketing Systems Ltd. (“Raptify”), whereby we acquired certain assets from Raptify in exchange for 5,000,000 shares of our common stock, 3,000,000 shares of which were received by Raptify and 2,000,000 shares of which were received by certain other stakeholders of Raptify.

Our principal executive offices are located at 111 Penn Street, El Segundo, CA 90245, and our telephone number at this address is (650) 204-7903. Our website is www.spriza.com. Information contained on our website is not a part of this Annual Report on Form 10-K. We completed our initial public offering on June 12, 2013. On November 4, 2013, our common stock was quoted under the symbol “SPRZ” on the OTC BB operated by the Financial Industry Regulatory Authority, Inc. (“FINRA”).

Our Business and Intellectual Property

We own and operate the patent-pending proprietary SPRIZA™ contest marketing platform. We filed the US Patents, filing No. 12753864 and submitted the Canadian filings, No. 2261/P1551CA00. We acquired these assets through an Asset Purchase Agreement and we currently hold patent pending status for both jurisdictions.

Trademarks pertaining to SPRIZA™ and its Star Icon logo as well as our tagline “Win, Laugh, Live” have been applied for in the United States and Canada. Currently all trademarks listed above are in a pending status.

Our intellectual property is a fully developed, commercially operational incentive contest marketing system and platform that builds brand awareness and generates qualified targeted leads for any size of business through a patent-pending online contest marketing solution trademarked as “SPRIZA™”. SPRIZA™ taps into the power of shared interests and personal relationships within targeted markets producing traceable and quantifiable results at every stage of the contest. It provides deep, real-time analytics and reporting, through robust tools that measure marketing and advertising budgets for real time return on investment analysis and demographic profiling. SPRIZA™ leverages social media strategies based on business objectives enabling our clients “Branders” to measure results of marketing efforts. The result is a network of subscribers that participate in contest promotions centered around their personal and shared interests. SPRIZA™ produces quantifiable and verifiable participant data results, which can be used for ongoing marketing purposes with targeted demographics. SPRIZA™ data results assess how many consumers responded, whom they shared the contest with, the level of engagement, how many other contest participants were influenced and sales value generated. SPRIZA™ is designed to work with most social media engines including Facebook, Twitter and Pinterest and offers full mobile capability to engage popular mobile applications including iPhone, Android, Blackberry and Windows mobile operating systems.

We seek patent protection for those inventions and technologies for which we believe such protection is suitable and is likely to provide a competitive advantage to us. Because patent applications in the United States are maintained in secrecy until either the patent application is published or a patent is issued, we may not be aware of third-party patents, patent applications and other intellectual property relevant to our products that may block our use of our intellectual property or may be used in third-party products that compete with our products and processes. In the event a competitor or other party successfully challenges our products, processes, patents or licenses or claims that we have infringed upon their intellectual property, we could incur substantial litigation costs defending against such claims, be required to pay royalties, license fees or other damages or be barred from using the intellectual property at issue, any of which could have a material adverse effect on our business, operating results and financial condition.

We also rely substantially on trade secrets, proprietary technology, nondisclosure and other contractual agreements, and technical measures to protect our technology, application, design, and manufacturing know-how, and work actively to foster continuing technological innovation to maintain and protect our competitive position. We cannot assure you that steps taken by us to protect our intellectual property and other contractual agreements for our business will be adequate, that our competitors will not independently develop or patent substantially equivalent or superior technologies or be able to design around patents that we may receive, or that our intellectual property will not be misappropriated.

Spriza.com – Contest Portal

Delivery and distribution to the consumer of all contest offerings will be based upon user profile by location, interests and other preferences. Our web site www.spriza.com aggregates all contests, while segmenting distribution based upon the means of client submission and their branding strategy to specifically determine which offerings are available nationally and regionally. Post marketing opportunities will occur within this platform to drive affiliate revenue and secondary sales.

Small/Medium Business Contest Creation Tool

We offer a low cost entry platform targeting small to mid-sized businesses wishing to promote themselves through self-directed contests on a local or regional level. This portal offers a comprehensive toolkit and tutorials to initiate, register and administer a fully-compliant contest or sweepstake, providing basic templates and customization options to uniquely brand their efforts and monitor their results using fundamental reporting tools. This option may not require or include any 3rd party intervention but does provide limited access to support and assistance through our administration team.

Advertising Agency Contest Creation Tool

Our enterprise solution is a backend system providing every available tool and customization option to those agencies and marketing firms wishing to offer our products to their corporate clients in a closed loop campaign as a standalone offering or as integration to existing programs and marketing efforts. This option is expected to provide full support and assistance to the agency behind the scenes. We anticipate that utilities and reporting tools will be comprehensive and customizable, allowing for white-labeling to their own client base. We expect that this solution will be best suited to major national brands rolling out a complete North American campaign.

International Licensing & Site Mirrors

For international expansion we anticipate that International Licensed Affiliates wishing to duplicate our offerings in foreign countries will have the opportunity to acquire exclusive licensing through our international release of mirror programs, enabling them to tailor a solution to their local market’s culture, currency, language and compliance to legal requirements. We have finalized our international licensing model and we are currently identifying licensees for international expansion in Asia, Europe and South America.

Sales and Marketing

Our SPRIZA™ technology is designed to integrate seamlessly within existing social media platforms. We expect to grow our revenues through multiple streams including contest revenue, lead generation, ecommerce conversion and ongoing marketing initiatives.

Traditional marketing efforts to promote contests or corporate promotional giveaways have included direct mail, newspaper, radio, television and some have included online efforts but they have generally not successfully leveraged the viral nature of social media such as Facebook or Twitter. Our patent-pending solution rewards a company with a competition advantage based on its ability to drive viral distribution and participation towards sales and lead generation. There are other online contesting companies such as Strutta and WildfireApp that are more focused on driving interest to social pages. This brand engagement dies at the closing of that promotional offer and usually only incentivizes a limited amount of the participants.

Our patent-pending method of contest distribution uses incentive based, viral marketing where participants are rewarded for sharing the contest with like-minded family, friends and associates. Participants’ odds increase with the more people they invite as does their chances of sharing in that winning experience with that chain of winners. This incentive based marketing creates a new and proprietary way for brands to attract and identify customers, brand influencers and ambassadors to sell goods and services.

The contest subscriber website is www.spriza.com where users will be able to create an account, set personal preferences, link to their social media profiles and consume, share and engage in branded contests throughout North America. This site has three main sections: open contests they are participating in, closed contests they previously participated in and current and available contests that can be searched or screen based on personal preferences. Within each section individuals will be served promotional materials, deals, and advertising relevant to that brand and personal preference. Each section will likely contain short videos on the brand experience, to explain what the brand experience offers if customers win and a video of the winners sharing and consuming the winning brand experience.

We intend to email our www.Spriza.com subscribers contest offers that are targeted by location and personal preferences. Consumers can also access our contests directly through our website and mobile applications. We expect that new subscribers will be driven to Spriza™ through all digital advertising efforts such as paid, search, social, mobile, location, email and, where essential, traditional methods. All contests will initially be seeded throughout our database of subscribers but also promoted through our client’s social media assets and client lists thus driving up our total subscribers.

A typical contest might offer an all-inclusive weekend at a brand name hotel in Las Vegas and a set of brand name golf clubs. Contests would immediately be pushed out and shared by golf lovers and enthusiasts from one personal contact to another. The advantage of our SPRIZA™ platform is that each contestant in the winning referral chain is a winner and in this example goes on the trip and all share the experience together. We anticipate that this experience will be documented and distributed through social media to all the contestants that participated as a further means of advertising for our clients. We believe that seeing winning participants consume the incentive adds further validation and credibility to our SPRIZA™ platform and capabilities and allows our clients to further leverage their media assets. We plan to earn upfront fees from the brands for the campaign, online advertising fees and additional affiliate revenue by promoting “after-campaign” deals and incentives to this group throughout the year.

Regardless if we are running a contest for a national brand throughout North America or a local merchant within a single city, they all must strictly adhere to the rules, regulatory and compliance specified by the government and governing bodies in each jurisdiction. Age, eligibility, terms and conditions, bonding, insurance and many other finite details are part of our core competencies and our commitment when delivering campaigns to our clients. We anticipate SPRIZA™ evolving to include a campaign creation toolbox that allows for dynamic contest creation, where an agency, brand manager or our employee can map out a campaign quickly with proper terms conditions, contracts, approval sign off and a compliance checklist.

Competition

The digital and mobile technology business is highly fragmented and extremely competitive and subject to rapid change. The market for customers is intensely competitive and such competition is expected to continue to increase. We believe that our ability to compete depends upon many factors within and beyond our control, including the timing and market acceptance of new solutions and enhancements to existing businesses developed by us, our competitors, and their advisers. SPRIZA™ is an online contest platform that utilizes digital media and technology to distribute and feature local and national branded promotional campaigns. Many consumers maintain simultaneous relationships with multiple digital brands and products and can easily shift consumption from one provider to another.

Our competitors are in segments such as the following:

  Websites promoting deal of the day gift certificates;
  Large social media networks with deep distribution; and
  Innovative search websites with local and national advertisers.

Our SPRIZA™ contest platform is both promotional “Promotional Platform” and social “Social Platform”.

Our principal competitors, when comparing “Promotional Platforms” are: Wildfire by Google, Strutta, Prizelogic, HelloWorld (formerly ePrize), and Prizeo. Our SPRIZA™ contest platform differs, in most part, from these competitors by seamlessly integrating our promotion platform and the social experience into a channel that can provide both the brand/cause experience to drive engagement and link that activity directly to online and offline commerce. Through our SPRIZA™ platform, we build a referral network of like-minded consumers who actively participate with the brands they love and it allows us to retarget and entertain our subscribers based on their specific preferences and activity.

Our principal competitors, when comparing “Social Platforms” are: Pinterest, Twitter, Facebook, WhatsApp and Groupon. Our SPRIZA™ contest platform differs, in most part, from these competitors by not only building a large subscriber base but establishing a unique referral network that has the means to engage, reward, remarket and incentivize its user base to foster new connections and ongoing commerce activity.

In addition, new competitors may be able to launch new businesses at relatively low cost. In addition, either existing or new competitors may develop new technologies, and our existing and potential customers may shift their mass branding campaigns to these new technologies. Therefore, we cannot be sure that we will be able to successfully implement our business strategy in the face of such competition.

Business goals and milestones

We have completed or advanced, over the past few months, the following business goals and milestones:

we contracted a San Francisco consulting firm with development capabilities in the Philippines to develop SPRIZA™. We have completed this project and launched our site on March 18, 2014. This new version includes: contest portal, contest profiles, contest functionality, contest subscriber ability, subscriber portal, subscriber account setup and profiles, user functionality, and sharing capabilities database architecture, with querying, reporting and analytics. During the year ended December 31, 2013 we spent $227,596 on this project and have allocated the cost to intellectual property; we are working on: mobile device support, do-it-yourself platform and tools;

  we have launched our corporate splash page in preparation of our corporate website which has been completed and the new corporate website is available to the public at www.spriza.com;
  we have completed our SPRIZA™ rebranding project including media kit, sales and marketing packages and corporate peripherals;
  we have closed our Apple GoPro promotion, selected the winning subscriber and are currently running the “Get Fameus” Hollywood experience promotion. Upcoming promotions include a Canadian based national insurance company. We are engaged in ongoing sales activity with clients that include a team in the National Hockey League, a Film and Television Production Studio, a 3D printing company, an electronic security company and an electronic cigarette company; and
  we are in the final stages of completing a North American wide marketing campaign which will focus on driving the participation of prospective Fortune 500 companies and large corporate sponsorship to the contest platform.

Business strategy

Secure Necessary Funds

We have approximately $450,000 in cash at March 31, 2014 and may require further capital to achieve our 2014 operating plan.

Drive client growth and revenue through contest campaigns

To drive client growth, we plan to expand the number of ways in which subscribers can discover contests through our marketplace. As revenue is recognized we plan to continue investments into our sales force and partnership networks to further client relationships and acquire local expertise. Retention will be focused on providing our clients with a positive campaign experience and offering targeted placement of their contest campaigns to our subscribers, tools to manage these campaigns more effectively and superior customer service. Current efforts are focused on developing a sponsorship campaign that is centered on the 18-25 year old demographic offering four year college tuitions as the contest incentive. We are also in negotiations with Fortune 500 companies to run online contests. The sponsorship fees associated with a contest driven advertising campaign of this size is estimated at $1.5 million with 70% of this amount to be campaign costs, and 30% would be our profit. Additionally, securing contracts directly with brands and established advertising agencies will be necessary to achieve desired growth. We are establishing the go-to-market strategy and digital marketing initiatives essential to engage with prospective clients to secure contracts and achieve this milestone.

Drive the growth of our subscriber base

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

Expand affiliate and business development partnerships

We intend to establish an online reseller network of commissioned agents and strategic partners. We hope to sign partnership agreements with online companies such as Google, Microsoft, Yahoo and Facebook. These intended partners could display, promote and distribute our contests to their users in exchange for a share of the revenue generated from our campaigns. We currently have no such agreements or arrangements with Google, Microsoft, Yahoo or Facebook. We intend to maintain ongoing efforts to expand our business with strategic affiliates and business development partnerships.

Increase our product offering through innovation

We intend to develop new versions and product releases to increase the number of subscribers and clients that transact business through our SPRIZA™ online contest marketing platform. We believe our network of subscribers will be a focal point for companies to promote their brands and showcase all of their contests. Expansion from an online presence into all mobile, tablet and operating systems is an essential innovation for us.

Establish our presence in the marketplace as the leading Online Contesting Platform

All efforts will be made to firmly establish us as the leader in the delivery, fulfillment and distribution of brand driven online contests to a subscriber base. In addition to the traditional and digital marketing efforts it is not uncommon for these efforts to be supported by viral sharing and word of mouth marketing that is prevalent with many online subscriber based communities. This behavior is often encouraged through referral or loyalty incentives.

Research and Development

On May 15, 2013 we contracted a San Francisco consulting firm with technology development capabilities in the Philippines to complete the redevelopment of our technology platform. On December 1, 2013 we completed SPRIZA™ and on March 18, 2014 unveiled it to the public with real-time contests being run. During the year ended December 31, 2013 we spent $227,596 on completion of this project and have allocated the cost to intellectual property.

Segment Information

We have one operating segment: contest marketing; and one geographic segment: North America.

Regulation

We are subject to the laws and regulations of those jurisdictions in which we conduct client contests, which are generally applicable to business operations, such as business licensing requirements, income taxes and payroll taxes. In general, conducting client contests in the United States, Canada, and other jurisdictions are subject to certain regulatory and/or supervisory requirements. Certain jurisdictions within the United States and Canada require registration of the client contests, bonding, insurance and secondary language inclusion. These do not apply to all jurisdictions and in most cases only one or none of the above is mandatory. As an example, Rhode Island asks that if our client has a local presence it must register the contest; New York and Florida require bonding and registration, and Quebec, Canada requires registration, bonding and the inclusion of the French language.

We are also subject to a number of foreign and domestic laws and regulations that affect companies conducting business on the Internet. As a company in a new and rapidly innovating industry, we are exposed to the risk that many of these laws may evolve or be interpreted by regulators or in the courts in ways that could materially affect our business. These laws and regulations may involve taxation, unclaimed property, intellectual property, product liability, travel, distribution, electronic contracts and other communications, competition, consumer protection, the provision of various online payments and point of sale services, employee, merchant and customer privacy and data security or other areas.

Seasonality

Our business is not a seasonal business.

Employees

As of March 31, 2014, we had 14 employees including 2 contractors and 4 directors.

Available Information

We electronically file reports with the SEC. The public may read and copy any materials we have filed with the SEC at the SEC's Public Reference Room at 100 F Street, N.E., Washington, D.C. 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. In addition, the SEC maintains an Internet site (www.sec.gov) that contains reports, proxy and information statements and other information regarding issuers that file electronically with the SEC. Copies of our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q and Current Reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934 are also available free of charge through our website (www.spriza.com), as soon as reasonably practicable after electronically filing with or otherwise furnishing such information to the SEC, and are available in print to any stockholder who requests it. The Company's Code of Conduct, Corporate Governance Guidelines and committee charters are also posted on the site.

ITEM 1A. RISK FACTORS

An investment in our common stock involves a high degree of risk. You should carefully consider the following risks, as well as the other information contained in this Form 10-K, before investing. If any of the following risks actually occurs, our business, business prospects, financial condition, cash flow and results of operations could be materially and adversely affected. In this case, the trading price of our common stock could decline, and you might lose part or all of your investment. We may amend or supplement the risk factors described below from time to time by other reports we file with the SEC in the future.

Risks Related to Our Company

If we do not obtain additional financing, our business expansion plans will be delayed and we may not achieve profitable operations.

We will require additional capital to achieve our 2014 operating plan. We intend to seek additional funds through private placements of our common stock or other securities. Our business plan calls for incurring ongoing expenses in staff, administration and marketing. If no additional financing is secured, we may have to significantly curtail our 2014 operating plan. If that is the case, our business will not grow as desired. Our ability to raise additional financing is unknown. We do not have any formal commitments or arrangements for the advancement of funds. Consequently, there can be no assurance that we will be able to obtain continued access to capital as and when needed or, if so, that the terms of any available financing will be subject to commercially, reasonable terms. If we are unable to raise suitable financing, our business expansion plans may be delayed and we may be unable to achieve profitable operations.

Since we have a limited operating history and insignificant revenues to date, we may be unable to achieve or maintain profitability. The likelihood of our success must be considered in light of the problems, expenses, difficulties, complications and delays frequently encountered by an emerging growth company.

We have limited financial resources and limited revenues to date. The likelihood of our success must be considered in light of the problems, expenses, difficulties, complications and delays frequently encountered by an emerging growth company starting a new business enterprise and the highly competitive environment in which we will operate. Since we have a limited operating history, we cannot assure you that our business will be profitable or that we will ever generate sufficient revenues to fully meet our expenses and totally support our anticipated activities.

Our ability to continue as a business and implement our business plan will depend on our ability to raise sufficient funds. There is no assurance that any debt or equity offerings will be successful or that we will remain in business or be able to implement our business plan if the offerings are not successful.

Since there is substantial doubt as to our ability to continue as a going concern, as noted in L.L. Bradford & Company, LLC’s opinion for the year ended December 31, 2013, it may be difficult for us to effectuate our business plan.

We have incurred losses since our inception on September 17, 2012 totaling $605,606 and we have not yet been successful in establishing profitable operations. Our financial statements have been prepared on a going concern basis. Unanticipated costs and expenses, or the inability to generate revenues, could require additional financing; which would be sought through the issuance of equity or debt instruments. The fact that there are going concern considerations may make raising additional funds or obtaining loans more difficult. To the extent financing is not available, we may not be able to, or may be delayed in, implementing our business plan or meeting our obligations. This could result in the entire loss of any investment in shares of our common stock. We will continue to evaluate our projected expenditures relative to our available cash and to evaluate additional means of financing in order to satisfy our working capital and other cash requirements. Details regarding these concerns are included in Note 3 to the financial statements included in this Report.

Risks Related to Our Business

If we are unable to successfully market our products or our products do not perform as expected, our business and financial condition will be adversely affected.

We are subject to the risks generally associated with new product introductions and applications, including lack of market acceptance, delays in commercial implementation, and failure of products to perform as expected. In order to introduce and market new or enhanced products successfully with minimal disruption in customer purchasing patterns, we must manage the transition from existing products in the market. There can be no assurance that we will be successful in developing and marketing, on a timely basis, product enhancements or products that respond to technological advances by others, that our new products will adequately address the changing needs of the market or that we will successfully manage product transitions. Further, failure to generate sufficient cash from operations or financing activities to develop or obtain improved products and technologies could have a material adverse effect on our results of operations and financial condition.

Because of pressures from competitors with more resources, we may fail to implement our business strategy profitably.

The digital and mobile technology business is highly fragmented and extremely competitive and subject to rapid change. The market for customers is intensely competitive and such competition is expected to continue to increase. We believe that our ability to compete depends upon many factors within and beyond our control, including the timing and market acceptance of new solutions and enhancements to existing businesses developed by us, our competitors, and their advisers. SPRIZA™ is an online contest platform that utilizes digital media and technology to distribute and feature local and national branded promotional campaigns. Many consumers maintain simultaneous relationships with multiple digital brands and products and can easily shift consumption from one provider to another. Our principal competitors are in segments such as the following:

  Websites promoting deal of the day gift certificates;
  Large social media networks with deep distribution; and
  Innovative search websites with local and national advertisers

In addition, new competitors may be able to launch new businesses at relatively low cost. In addition, either existing or new competitors may develop new technologies, and our existing and potential customers may shift their mass branding campaigns to these new technologies. Therefore, we cannot be sure that we will be able to successfully implement our business strategy in the face of such competition.

If our product does not achieve market acceptance, we may not have sufficient financial resources to fund our operations or further development.

While we believe that a viable market exists for our products, there can be no assurance that our SPRIZA™ technology will prove to be an attractive alternative to conventional or competitive products in the markets that we have identified for exploitation. In the event that a viable market for our products cannot be created as envisaged by our business strategy or our products do not achieve market acceptance, we may need to commit greater resources than are currently available to develop a commercially viable and competitive product. There can be no assurance that we would have sufficient financial resources to fund such development or that such development would be successful. In addition, if our product does not generate sufficient revenues, or we are unable to raise additional capital, we may be unable to fund our operations. Our ability to raise additional funds will depend on financial, economic and other factors, many of which are beyond our control. There can be no assurance that, when required, sufficient funds will be available to us on satisfactory terms.

Our business will suffer if our network systems fail or become unavailable.

A reduction in the performance, reliability and availability of our network infrastructure would harm our ability to distribute our products to our users, as well as our reputation and ability to attract and retain customers. Our systems and operations could be damaged or interrupted by fire, flood, power loss, telecommunications failure, Internet breakdown, earthquake and similar events. Our systems could also be subject to viruses, break-ins, sabotage, acts of terrorism, acts of vandalism, hacking, cyber-terrorism and similar misconduct. We might not carry adequate business interruption insurance to compensate us for losses that may occur from a system outage. Any system error or failure that causes interruption in availability of our product or an increase in response time could result in a loss of potential customers, which could have a material adverse effect on our business, financial condition and results of operations. If we suffer sustained or repeated interruptions, then our products and services could be less attractive to our users and our business would be materially harmed.

If our clients do not meet the needs and expectations of our subscribers, our business could suffer.

Our business depends on our reputation for providing high-quality contests, and our brand and reputation may be harmed by actions taken by clients that are outside our control. Any perceived shortcomings of one or more of our clients, particularly with respect to an issue affecting the quality of the prize offered or the products or services sold, may be attributed by our subscribers to us, thus damaging our reputation, brand value and potentially affecting our results of operations. In addition, negative publicity and subscriber sentiment generated as a result of fraudulent or deceptive conduct by our clients could damage our reputation, reduce our ability to attract new subscribers or retain our current subscribers, and diminish the value of our brand.

We plan on continually making efforts to improve our systems to identify suspicious activity, detect fraud and improve our defenses. However, if fraudulent or other malicious activity is perpetrated, and we are unable to detect and prevent it, the affected customers’ campaigns may experience or perceive a reduced return on their investment. This may lead to high levels of dissatisfaction with our advertising services, refusals to pay, refund demands or withdrawal of future business.

If fraudulent or other malicious activity occurs, and we are unable to detect and prevent it, we could also experience increased costs relating to remuneration or losses as a result of these activities. Any of these occurrences could damage our brand and lead to a loss of customers and revenue and increased costs.

We may be unable to protect our intellectual property rights from third-party claims and litigation, which could be expensive, divert management's attention, and harm our business.

Our success is dependent in part on obtaining, maintaining and enforcing our proprietary rights and our ability to avoid infringing on the proprietary rights of others.

We seek patent protection for those inventions and technologies for which we believe such protection is suitable and is likely to provide a competitive advantage to us. Because patent applications in the United States are maintained in secrecy until either the patent application is published or a patent is issued, we may not be aware of third-party patents, patent applications and other intellectual property relevant to our products that may block our use of our intellectual property or may be used in third-party products that compete with our products and processes. In the event a competitor or other party successfully challenges our products, processes, patents or licenses or claims that we have infringed upon their intellectual property, we could incur substantial litigation costs defending against such claims, be required to pay royalties, license fees or other damages or be barred from using the intellectual property at issue, any of which could have a material adverse effect on our business, operating results and financial condition.

We also rely substantially on trade secrets, proprietary technology, nondisclosure and other contractual agreements, and technical measures to protect our technology, application, design, and manufacturing know-how, and work actively to foster continuing technological innovation to maintain and protect our competitive position. We cannot assure you that steps taken by us to protect our intellectual property and other contractual agreements for our business will be adequate, that our competitors will not independently develop or patent substantially equivalent or superior technologies or be able to design around patents that we may receive, or that our intellectual property will not be misappropriated.

If we are unable to manage growth, our operations could be adversely affected.

Our progress is expected to require the full utilization of our management, financial and other resources, which to date has occurred with limited working capital. Our ability to manage growth effectively will depend on our ability to improve and expand operations, including our financial and management information systems, and to recruit, train and manage sales personnel. There can be no absolute assurance that management will be able to manage growth effectively.

If we do not properly manage the growth of our business, we may experience significant strains on our management and operations and disruptions in our business. Various risks arise when companies and industries grow quickly. If our business or industry grows too quickly, our ability to meet customer demand in a timely and efficient manner could be challenged. We may also experience development delays as we seek to meet increased demand for our products. Our failure to properly manage the growth that we or our industry might experience could negatively impact our ability to execute on our operating plan and, accordingly, could have an adverse impact on our business, our cash flow and results of operations, and our reputation with our current or potential customers.

We are an “emerging growth company” and we cannot be certain if the reduced disclosure requirements applicable to emerging growth companies will make our common stock less attractive to investors.

We are an “emerging growth company,” as defined in the Jumpstart our Business Startups Act of 2012, and we may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies, including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements, and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and shareholder approval of any golden parachute payments not previously approved. We cannot predict if investors will find our common stock less attractive because we will rely on these exemptions. If some investors find our common stock less attractive as a result, there may be a less active trading market for our common stock and our stock price may be more volatile.

Under the Jumpstart Our Business Startups Act, “emerging growth companies” can delay adopting new or revised accounting standards until such time as those standards apply to private companies. We have irrevocably elected not to avail ourselves to this exemption from new or revised accounting standards and, therefore, we will be subject to the same new or revised accounting standards as other public companies that are not “emerging growth companies.”

Because we are subject to additional regulatory compliance requirements as a result of becoming a public company, which includes Section 404 of the Sarbanes-Oxley Act of 2002, and our management has limited experience managing a public company, the failure to comply with these regulatory requirements could harm our business.

Our management and outside professionals will need to devote a substantial amount of time to new compliance initiatives and to meeting the obligations that are associated with being a public company and we may not successfully or efficiently manage this transition. Christopher Robbins, our Chief Financial Officer, joined us on October 25, 2013. We will also rely on legal counsel and accounting professionals to help with our future SEC reporting requirements. This will likely divert needed capital resources away from the objectives of implementing our business plan. These expenses could be more costly than we are able to bear and could result in us not being able to successfully implement our business plan.

We expect rules and regulations such as the Sarbanes-Oxley Act of 2002 to increase our legal and accounting compliance costs and make some activities more time-consuming than in the past. We may need to hire a number of additional employees with public accounting and disclosure experience in order to meet our ongoing obligations as a public company.

As a smaller reporting company, our management will be required to provide a report on the effectiveness of our internal controls over financial reporting, but will not be required to provide an auditor’s attestation regarding such report and management’s report need not be provided until our second annual report. Section 404 compliance efforts may divert internal resources and will take a significant amount of time and effort to complete. We may not be able to successfully complete the procedures and certification of Section 404 by the time we will be required to do so. If we fail to do so, or if in the future our management determines that our internal control over financial reporting is not effective, we could be subject to sanctions or investigations by the SEC or other regulatory authorities. Furthermore, investor perceptions of our company may suffer, and this could cause a decline in the market price of our stock. Furthermore, whether or not we comply with Section 404, any failure of our internal control over financial reporting could have a material adverse effect on our stated results of operations and harm our reputation. If we are unable to implement necessary procedures or changes effectively or efficiently, it could harm our operations, financial reporting or financial results.

Compensation may be paid to our officers, directors and employees regardless of our profitability, which may limit our ability to finance our business plan and adversely affect our business.

Rob Danard, our Chief Executive Officer, will be receiving compensation and any other current or future employees of our company may be entitled to receive compensation, payments and reimbursements regardless of whether we operate at a profit or a loss. Any compensation received by Mr. Danard or any other executive in the future will be determined from time to time by the board of directors. Such obligations may negatively affect our cash flow and our ability to finance our business plan, which could cause our business to fail.

Our business and growth may suffer if we are unable to attract and retain key employees.

Our success depends on the expertise and continued service of our Chief Executive Officer, Robert Danard and certain other key technical personnel. These individuals are a significant factor in our growth and ability to meet our business objectives. It may be difficult to find a sufficiently qualified individual to replace Mr. Danard or other key technical personnel in the event of death, disability or resignation, resulting in our being unable to implement our business plan and even a complete cessation of our operations, which would likely result in the total loss of an investor's investment

Furthermore, our ability to expand operations to accommodate our anticipated growth will also depend on our ability to attract and retain qualified media, management, finance, marketing, sales and technical personnel. However, competition for these types of employees is intense due to the limited number of qualified professionals. Our ability to meet our business development objectives will depend in part on our ability to recruit, train and retain top quality people with advanced skills who understand our technology and business. We hope that we will be able to attract competent employees, but no assurance can be given that we will be successful in this regard. If we are unable to engage and retain the necessary personnel, our business may be materially and adversely affected.

Risks Related to Our Common Stock

Penny Stock” rules may make buying or selling our securities difficult.

Trading in our securities is subject to the SEC’s “penny stock” rules and it is anticipated that trading in our securities will continue to be subject to the penny stock rules for the foreseeable future. The SEC has adopted regulations that generally define a penny stock to be any equity security that has a market price of less than $5.00 per share, subject to certain exceptions. These rules require that any broker-dealer who recommends our securities to persons other than prior customers and accredited investors must, prior to the sale, make a special written suitability determination for the purchaser and receive the purchaser’s written agreement to execute the transaction. Unless an exception is available, the regulations require the delivery, prior to any transaction involving a penny stock, of a disclosure schedule explaining the penny stock market and the risks associated with trading in the penny stock market. In addition, broker-dealers must disclose commissions payable to both the broker-dealer and the registered representative and current quotations for the securities they offer. The additional burdens imposed upon broker-dealers by such requirements may discourage broker-dealers from recommending transactions in our securities, which could limit the liquidity and adversely affect the market price for our common stock.

Our securities are traded on the Pink OTC Markets as a QB issuer, which may not provide us much liquidity for our investors as national securities exchanges such as the NYSE MKT and NASDAQ.

Our securities are quoted on the Pink OTC Markets under the QB tier (“the OTC markets”). The OTC markets are inter-dealer, over-the-counter markets that provide significantly less liquidity than the NASDAQ Stock Market or other national securities exchanges. Securities traded on these OTC markets are usually thinly traded, highly volatile, have fewer market makers and tend not to be followed by analysts. The SEC’s order handling rules, which apply to NASDAQ-listed securities, do not apply to securities quoted on the OTC markets. Quotes for stocks included on the OTC markets are not listed in newspapers. Therefore, prices for securities traded solely on the OTC markets may be difficult to obtain and holders of our securities may be unable to resell their securities at or near their original acquisition price, or at any price.

A sale of a substantial number of shares of our common stock may cause the price of our common stock to decline.

If our stockholders sell substantial amounts of our common stock in the public market, the market price of our common stock could fall.

Any future equity or debt issuances by us may have dilutive or adverse effects on our existing shareholders.

We may issue additional shares of common due to warrants or options being exercised that could dilute your ownership in our company. Moreover, any issuances by us of equity securities may be at or below the prevailing market price of our common stock and in any event may have a dilutive impact on our shareholders, which could cause the market price of our common stock to decline.

We have not paid dividends in the past and do not expect to pay dividends in the future. Any returns on investment may be limited to the value of our common stock.

We have never paid cash dividends on our common stock and do not anticipate paying cash dividends in the foreseeable future. The payment of dividends on our common stock will depend on earnings, financial condition and other business and economic factors affecting us. If we do not pay dividends, our common stock may be less valuable.

Our stock price is volatile and you may not be able to sell your shares for more than what you paid.

Our stock price has been subject to significant volatility, and you may not be able to sell shares of common stock at or above the price you paid for them. The trading price of our common stock has been subject to fluctuations in the past. During the year ended December 31, 2013, our common stock traded at prices as low as $0.25 per share and as high as $0.75 per share.

The market price of the common stock could continue to fluctuate in the future in response to various factors, including, but not limited to:

  quarterly variations in operating results;
  our ability to control costs and improve cash flow;
  announcements of technological innovations or new products by us or by our competitors;
  changes in investor perceptions
  new products or product enhancements by us or our competitors.

The stock market in general has continued to experience volatility which may further affect our stock price.

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

Our principal executive offices are located at 111 Penn Street, El Segundo, CA 90245. We lease these facilities on a month-to-month basis at a cost of $252 per month. We also have a Canadian office located at Ste. 202 1107 17th Ave SW, Calgary, Alberta, Canada T2T 0B5. We lease these facilities at a cost of $3,000 per month. We believe these facilities are suitable for our current needs. We housed 5 technical developers in Manila, Philippines; the lease space came at a cost of $1000 per month, which was inclusive in our contract that concluded January 2014.

ITEM 3. LEGAL PROCEEDINGS

In the ordinary course of business, we may be involved in legal proceedings from time to time. As of the date hereof, except as set forth herein, there are no known legal proceedings against the Company. No governmental agency has instituted proceedings, served, or threatened us with any complaints.

ITEM 4. MINE SAFETY DISCLOSURE

Not Applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Prior to November 4, 2013, there was no public trading market for our securities. On November 4, 2013, our common stock was quoted under the symbol “SPRZ” on the OTC BB operated by FINRA.

The following table sets forth the range of high and low bid prices for our common stock for each applicable quarterly period. The table reflects inter-dealer prices without retail mark-up, mark-down or commissions and may not represent actual transactions.

Fiscal Year Ended December 31, 2013:

	Low($)	High($)
First Quarter	nil	nil
Second Quarter	nil	nil
Third Quarter	nil	nil
Fourth Quarter	$0.25	$0.75

The closing price of our common stock on the OTC BB on March 28, 2014 was $0.75 per share.

The shares quoted are subject to the provisions of Section 15(g) and Rule 15g-9 of the Securities Exchange Act of 1934, as amended (the Exchange Act"), commonly referred to as the "penny stock" rule.

The SEC generally defines penny stock to be any equity security that has a market price less than $5.00 per share, subject to certain exceptions.

For transactions covered by these rules, broker-dealers must make a special suitability determination for the purchase of such securities and must have received the purchaser's written consent to the transaction prior to the purchase. Additionally, for any transaction involving a penny stock, unless exempt, the rules require the delivery, prior to the first transaction, of a risk disclosure document relating to the penny stock market. A broker-dealer also must disclose the commissions payable to both the broker-dealer and the registered representative, and current quotations for the securities. Finally, the monthly statements must be sent disclosing recent price information for the penny stocks held in the account and information on the limited market in penny stocks. Consequently, these rules may restrict the ability of broker dealers to trade and/or maintain a market in the company’s common stock and may affect the ability of shareholders to sell their shares.

Number of Shareholders

As of March 31, 2014 there were 67,483,277 shares of our common stock issued and outstanding and approximately 70 shareholders. The transfer agent of our common stock is Empire Stock Transfer Inc. 1859 Whitney Mesa Drive, Henderson, NV 89014.

Dividends

We have never paid cash dividends or distributions to our equity owners. We do not expect to pay cash dividends on our common stock, but instead, intend to utilize available cash to support the development and expansion of our business. Any future determination relating to our dividend policy will be made at the discretion of our Board of Directors and will depend on a number of factors, including but not limited to, future operating results, capital requirements, financial condition and the terms of any credit facility or other financing arrangements we may obtain or enter into, future prospects and in other factors our Board of Directors may deem relevant at the time such payment is considered. There is no assurance that we will be able or will desire to pay dividends in the near future or, if dividends are paid, in what amount.

Stock Repurchases

There were no shares repurchased during the year ended December 31, 2013.

Securities Issued in Unregistered Transactions

During the quarter ended December 31, 2013, we issued the following securities in unregistered transactions:

On November 1, 2013 we issued a total 749,093 common shares to two foreign accredited investors for gross proceeds of $224,728 pursuant to the exercise of warrants at $0.30 per share. We relied upon Rule 506 of Regulation D and/or Regulation S of the Securities Act as these securities were issued to foreign investors who are “accredited investors,” as such term is defined in Rule 501(a) under the Securities Act in offshore transactions (as defined in Rule 902 under Regulation S of the Securities Act), based upon representation made by such investors.

On November 1, 2013 we issued 1,500,201 units (each a “Unit”) to seven foreign accredited investors for gross proceeds of $225,030 pursuant to our $0.15 Unit non-brokered private placement which closed October 31, 2013. Each Unit contained one common share and one common share purchase warrant to acquire an additional share at $0.30 per share expiring November 1, 2016. We relied upon Rule 506 of Regulation D and/or Regulation S of the Securities Act as these securities were issued to foreign investors who are “accredited investors,” as such term is defined in Rule 501(a) under the Securities Act in offshore transactions (as defined in Rule 902 under Regulation S of the Securities Act), based upon representation made by such investors.

Subsequent Sales of Unregistered Securities

Subsequent to December 31, 2013, we issued the following securities in unregistered transactions:

On February 5, 2014 we issued 992,800 Units at $0.25 per Unit to 9 foreign accredited investors for gross proceeds of $248,200 pursuant to our $0.25 Unit non-brokered private placement. We relied upon Rule 506 of Regulation D and/or Regulation S of the Securities Act as these securities were issued to foreign investors who are “accredited investors,” as such term is defined in Rule 501(a) under the Securities Act in offshore transactions (as defined in Rule 902 under Regulation S of the Securities Act), based upon representation made by such investors.

On March 10, 2014 we issued 548,000 Units at $0.25 per Unit to 4 foreign accredited investors for further gross proceeds of $137,000 pursuant to our $0.25 Unit non-brokered private placement. This offering closed March 15, 2014.We relied upon Rule 506 of Regulation D and/or Regulation S of the Securities Act as these securities were issued to foreign investors who are “accredited investors,” as such term is defined in Rule 501(a) under the Securities Act in offshore transactions (as defined in Rule 902 under Regulation S of the Securities Act), based upon representation made by such investors.

ITEM 6. SELECTED FINANCIAL DATA

Not applicable.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION OR RESULTS OF OPERATIONS

The discussion that follows is derived from our audited balance sheets as of December 31, 2013 and 2012 and the audited statements of operations and cash flows for the year ended December 31, 2013 (“2013”) and the period from September 17, 2012 (Inception) to December 31, 2012 (“2012”).

Results of Operations for the year ended December 31, 2013 and the period from September 17, 2012 (Inception) to December 31, 2012

The net loss for 2013 increased by $464,457 to $484,398 (2012 - $19,941). This increase was due to a full twelve months of operations and development during 2013 as compared to incurring only professional fees to organize our company and obtain a public listing.

During 2013 we generated $7,000 in revenues (2012 - $nil). We expect to generate significant revenues during fiscal 2014.

During 2013 we incurred $482,421 in operating expenses (2012 - $19,941). During 2013 operating expenses consisted of: $79,479 (2012 - $nil) of stock-based compensation due to implementing our 2013 Incentive Award Plan; $180,424 (2012 - $nil) in consulting fees and salaries including $69,831 (2012 - $nil) paid to our Chief Executive Officer; $37,745 (2012 - $nil) in branding and marketing; $22,974 (2012 - $770) in regulatory fees including DTC eligibility costs, $89,709 (2012 - $17,823) in professional fees including legal and audit, $43,262 (2012 - $593) in travel and $22,321 (2012 - $755) in office expenses. We incurred $6,507 (2012 - $nil) in depreciation and amortization of property and equipment ($4,271) and intangible assets ($2,236). We expect that operating expenses will increase as we are able to raise capital and further business operations.

During 2013 we accrued $8,977 of interest payable on $395,000 of short-term loans. On September 6, 2013 short-term loans, plus accrued interest of $8,977, were converted into 2,693,183 Units at $0.15 per Unit. Each unit contained one common share and one common share purchase warrant exercisable at $0.30 for a three year period. We do not expect to incur interest expense in the future.

LIQUIDITY AND CAPITAL RESOURCES

As at December 31, 2013, working capital was $451,205. Our cash on hand was $493,539.

During 2013 we increased our cash position by $491,099 to $493,539 (2012 - $2,440). Subsequent to December 31, 2013, we received a further $182,700 pursuant to our $0.25 Unit offering.

The following table sets forth the major sources and uses of cash for our last two fiscal years ended December 31, 2013 and 2012:

	2013 $	2012 $
Net cash used in operating activities	(350,881)	(16,160)
Net cash used in investing activities	(290,278)	-
Net cash provided by financing activities	1,132,258	18,600
Net increase (decrease) in cash	491,099	2,440

Cash Used in Operating Activities

During 2013 operating activities used $350,881 in cash (2012 - $16,160). Use of cash was primarily attributable to funding the net loss of $484,398 offset by a non-cash charge of $6,507 (2012 - $nil) for depreciation and amortization and a non-cash charge of $79,479 for stock-based compensation. Our suppliers financed $47,531 of the net loss.

Cash Used in Investing Activities

During 2013 we used $290,278 (2012 - $nil) in investing activities. On May 15, 2013 we contracted a San Francisco consulting firm with development capabilities in the Philippines to develop SPRIZA™. On December 1, 2013 we completed the SPRIZA™ technology and on March 18, 2014 SPRIZA™ was unveiled to the public with real-time contests being run. Our SPRIZA™ contest marketing platform includes: subscriber portal, mobile device support, do-it-yourself platform and tools allowing us to develop a database of concurrent customers and users. During 2013 we spent $232,846 on completion of this project and have allocated the cost to intellectual property. We spent $44,711 on our corporate and contest website and $8,811 on trademarks. We also spent $3,910 on office furniture and computers.

Cash from Financing Activities

During 2013 financing activities provided $1,132,258 in cash consisting of:

  $100,000 received pursuant to a Registration Statement on Form S-1;
  $10,000 received pursuant to a non-interest bearing short-term loan and repaid short-term loans of $25,000;
  $395,000 received pursuant to 6% interest bearing secured short-term loans;
  $225,030 received pursuant to the issuance of 1,500,201 units at $0.15 per unit;
  $224,728 received pursuant to warrant exercised at $0.30; and
  $202,500 received pursuant to our $0.25 Unit non-brokered private placement.

Subsequent to December 31, 2013 we received an additional $182,700 towards our $0.25 per Unit non-brokered private placement and, together with $202,500 received as at December 31, 2013, we issued a total of 1,540,800 Units at $0.25 per Unit.

Need for Additional Capital

We have approximately $450,000 in cash at March 31, 2014 and may require further capital to achieve our 2014 operating plan.

OFF BALANCE-SHEET ARRANGEMENTS

We have not had, and at December 31, 2013, do not have, any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to investors.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

Our discussion and analysis of our financial condition and results of operations are based upon our financial statements that have been prepared in accordance with generally accepted accounting principles in the United States of America ("US GAAP"). This preparation requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses, and the disclosure of contingent assets and liabilities. US GAAP provides the framework from which to make these estimates, assumption and disclosures. We choose accounting policies within US GAAP that management believes are appropriate to accurately and fairly report our operating results and financial position in a consistent manner. Management regularly assesses these policies in light of current and forecasted economic conditions. In December 2001, the SEC requested that all registrants list their most “critical accounting polices” in the Management’s Discussion and Analysis. The SEC indicated that a “critical accounting policy” is one which is both important to the portrayal of a company’s financial condition and results, and requires management’s most difficult, subjective or complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain.

Intangible Assets

Intangible assets are comprised primarily of the cost of trademarks and intellectual property. We evaluate our trademarks annually for impairment or earlier if there is an indication of impairment. If there is an indication of impairment of identified intangible assets not subject to amortization, we compare the estimated fair value with the carrying amount of the asset. An impairment loss is recognized to write-down the intangible asset to its fair value if it is less than the carrying amount. The fair value is calculated using the income approach. However, preparation of estimated expected future cash flows is inherently subjective and is based on our best estimate of assumptions concerning expected future conditions. Based on our impairment analysis performed for the year ended December 31, 2013 and the period from September 17, 2012 (Inception) to December 31, 2012, the estimated fair values of trademarks and other intangible assets exceeded their respective carrying values. Amortization is computed on a straight-line basis over the estimated useful lives of the assets which are estimated to be five years.

Stock-based Compensation

We account for stock-based payments to employees in accordance with ASC 718, “Stock Compensation” (“ASC 718”). Stock-based payments to employees include grants of stock, grants of stock options and issuance of warrants that are recognized in the statement of operations based on their fair values at the date of grant.

We account for stock-based payments to non-employees in accordance with ASC 718 and Topic 505-50, “Equity-Based Payments to Non-Employees.” Stock-based payments to non-employees include grants of stock, grants of stock options and issuances of warrants that are recognized in the consolidated statement of operations based on the value of the vested portion of the award over the requisite service period as measured at its then-current fair value as of each financial reporting date.

We calculate the fair value of option grants and warrant issuances utilizing the Black-Scholes pricing model. The amount of stock-based compensation recognized during a period is based on the value of the portion of the awards that are ultimately expected to vest. ASC 718 requires forfeitures to be estimated at the time stock options are granted and warrants are issued to employees and non-employees, and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. The term “forfeitures” is distinct from “cancellations” or “expirations” and represents only the unvested portion of the surrendered stock option or warrant. We estimate forfeiture rates for all unvested awards when calculating the expense for the period. In estimating the forfeiture rate, we monitor both stock option and warrant exercises as well as employee termination patterns.

The resulting stock-based compensation expense for both employee and non-employee awards is generally recognized on a straight-line basis over the requisite service period of the award.

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

There have been no recently issued Accounting Pronouncements that impact us.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and
Stockholders of Spriza, Inc. (formerly Level20 Inc.)
(A Development Stage Company)

We have audited the accompanying balance sheets of Spriza, Inc. (formerly Level20 Inc.) (A Development Stage Company) (the “Company”) as of December 31, 2013 and 2012, and the related statements of operations, stockholders’ equity, and cash flows for the year ended December 31, 2013 and the period from September 17, 2012 (Inception) to December 31, 2012 and the period from September 17, 2012 (Inception) to December 31, 2013. The Company’s management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. Our audits of the financial statements include examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2013 and 2012, and the results of its operations, stockholders’ equity, and cash flows for the year ended December 31, 2013 and the period from September 17, 2012 (Inception) to December 31, 2012 and the period from September 17, 2012 (Inception) to December 31, 2013 in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 3 to the financial statements, the Company has suffered recurring losses and had negative cash flows from operations that raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 3. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ L.L. Bradford & Company, LLC
L.L. Bradford & Company, LLC

Las Vegas, Nevada
March 31, 2014

Spriza, Inc. (formerly Level20 Inc.)
(A Development Stage Company)
Balance Sheets

	December 31, 2013 $	December 31, 2012 $
ASSETS

Current Assets

Cash	493,539	2,440

Total Current Assets	493,539	2,440
Property and equipment, net of accumulated depreciation of $4,271 (Note 4)	24,638	24,999
Other assets
Intangible assets, net of accumulated amortization of $2,236 (Note 4)	284,132	1
Total Other Assets	284,132	1

Total Assets	802,309	27,440

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities

Accounts payable	42,334	3,781
Short-term debt (Note 5)	-	15,000

Total Current Liabilities	42,334	18,781

Contingencies (Note 3)

Stockholders’ Equity

Preferred Stock, 10,000,000 shares authorized, none issued	-	-
Common Stock, 190,000,000 shares authorized, $0.0001 par value 65,942,477 and 41,0000,000 issued and outstanding, respectively (Note 6)	6,594	4,100
Additional Paid in Capital	1,257,720	24,500
Deficit Accumulated During the Development Stage	(504,339)	(19,941)

Total Stockholders’ Equity	759,975	8,659

Total Liabilities and Stockholders’ Equity	802,309	27,440

(See Notes to Financial Statements)

Spriza, Inc. (formerly Level20 Inc.)
(A Development Stage Company)
Statements of Operations

	For the Year ended December 31, 2013 $	Period from September 17, 2012 (Date of Inception) to December 31, 2012 $	Period from September 17, 2012 (Date of Inception) to December 31, 2013 $

Revenue	7,000	-	7,000

Expenses
Branding and marketing	37,745	-	37,745
Consulting	97,588	-	97,588
Consulting – related party	82,836	-	82,836
Depreciation and amortization	6,507	-	6,507
Office	22,321	755	23,076
Professional fees	89,709	17,823	107,532
Regulatory fees	22,974	770	23,744
Stock-based compensation	79,479	-	79,479
Travel	43,262	593	43,855

Total Operating Expenses	(482,421)	(19,941)	(502,362)

Net Loss before Other Expense	(475,421)	-	(495,362)

Other Expense
Interest expense	(8,977)	-	(8,977)
Net Loss	(484,398)	(19,941)	(504,339)

Net Loss Per Share – Basic and Diluted	-	-	-

Weighted Average Shares Outstanding – Basic and Diluted	53,300,000	27,734,000

(See Notes to Financial Statements)

Spriza, Inc. (formerly Level20 Inc.)
(A Development Stage Company)
Statements of Cash Flows

	For the Year Ended December 31, 2013 $	Period from September 17, 2012 (Date of Inception) to December 31, 2012 $	Period from September 17, 2012 (Date of Inception) to December 31, 2013 $
Operating Activities

Net loss	(484,398)	(19,941)	(504,339)
Add back non-cash items:
Depreciation and amortization	6,507	-	6,507
Stock-based compensation	79,479	-	79,479
Changes in operating assets and liabilities:
Increase in accounts payable and accruals	47,531	3,781	51,312

Net Cash Used in Operating Activities	(350,881)	(16,160)	(367,041)

Investing Activities

Acquisition of equipment	(3,910)	-	(3,910)
Acquisition of intangible assets	(286,368)	-	(286,368)

Net Cash Used in Investing Activities	(290,278)	-	(290,278)

Financing Activities

Short-term loan proceeds	405,000	15,000	420,000
Repayment of short-term loans	(25,000)	-	(25,000)
Proceeds from common stock	752,258	3,600	755,858

Net Cash Provided by Financing Activities	1,132,258	18,600	1,150,858

Increase in Cash	491,099	2,440	493,539

Cash - Beginning of Year	2,440	-	-

Cash - End of Year	493,539	2,440	493,539

Non-cash Financing and Investing Activities:

Short-term loans and interest settled for shares	403,977	-	403,977
Acquisition of assets for common shares	-	25,000	25,000

Supplemental Disclosures:

Interest paid	-	-	-
Income taxes paid	-	-	-

(See Notes to Financial Statements)

Spriza, Inc. (formerly Level20 Inc.)
(A Development Stage Company)
Statement of Stockholders’ Equity

	Shares #	Amount $	Additional Paid-in Capital $	Deficit $	Total $

Balance – September 17, 2012 (Inception)	-	-	-	-	-
Shares issued for cash at $0.0001 per share	36,000,000	3,600	-	-	3,600
Shares issued for asset acquisition	5,000,000	500	24,500	-	25,000
Net loss	-	-	-	(19,941)	(19,941)

Balance – December 31, 2012	41,000,000	4,100	24,500	(19,941)	8,659
Shares issued for cash at $0.005per share pursuant to an S-1Registration Statement	20,000,000	2,000	98,000	-	100,000
Shares issued for conversion of short-term loans and interest at $0.15 per share	2,693,183	269	403,708	-	403,977
Shares issued for cash at $0.15 per share	1,500,201	150	224,880	-	225,030
Shares issued for cash at $0.30 per share pursuant to warrants exercised	749,093	75	224,653	-	224,728
810,000 common shares subscribed for cash at $0.25 per share	-	-	202,500		202,500
Stock-based compensation	-	-	79,479	-	79,479
Net loss	-	-	-	(484,398)	(484,398)

Balance – December 31, 2013	65,942,477	6,594	1,257,720	(504,339)	759,975

(See Notes to Financial Statements)

Spriza, Inc. (formerly Level20 Inc.)
(A Development Stage Company)
Notes to Financial Statements

1.	Nature of Operations

On September 17, 2012 we were incorporated as Level20 Inc. in the State of Nevada. On October 25, 2013 we changed our name to Spriza, Inc.

On October 17, 2012, we entered into an Asset Purchase Agreement with Raptify Marketing Systems Ltd. (“Raptify”), whereby we acquired certain intellectual property and related assets from Raptify in exchange for 5,000,000 shares of our common stock, 3,000,000 shares of which was received by Raptify and 2,000,000 shares of which were received by certain other stakeholders of Raptify (See Note 4).

Our intellectual property is a fully developed, commercially operational incentive contest marketing system and platform that builds brand awareness and generates qualified targeted leads for any size of business through a patent-pending online contest marketing solution trademarked as “SPRIZA™”. SPRIZA™ taps into the power of shared interests and personal relationships within targeted markets producing traceable and quantifiable results at every stage of the contest. It provides deep, real-time analytics and reporting, through robust tools that measure marketing and advertising budgets for real time return on investment analysis and demographic profiling. SPRIZA™ leverages social media strategies based on business objectives enabling our clients “Branders” to measure results of marketing efforts. The result is a network of subscribers that participate in contest promotions centered and shared around their personal and shared interests. SPRIZA™ produces quantifiable and verifiable participant data results, which can be used for ongoing marketing purposes with targeted demographics. SPRIZA™ data results assess how many consumers responded, whom they shared the contest with, the level of engagement, how many other contest participants were influenced and sales value generated. SPRIZA™ is designed to work with most social media engines including Facebook, Twitter and Pinterest and offers full mobile capability to engage popular mobile applications including iPhone, Android, Blackberry and Windows mobile operating systems.

2.	Summary of Significant Accounting Policies

Use of Estimates

The preparation of financial statements in accordance with US GAAP requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses in the reporting period. We regularly evaluate estimates and assumptions related to the useful life and recoverability of long-lived assets, stock-based compensation, and deferred income tax asset valuation allowances. We base our estimates and assumptions on current facts, historical experience and various other factors that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities and the accrual of costs and expenses that are not readily apparent from other sources. The actual results experienced by us may differ materially and adversely from our estimates. To the extent there are material differences between the estimates and the actual results, future results of operations will be affected.

Cash and Cash Equivalents

Cash and cash equivalents include cash on deposit in overnight deposit accounts and investments in money market accounts.

Property and Equipment

Property and equipment are all stated at historical cost less accumulated depreciation. Depreciation is computed on a straight-line basis over the estimated useful lives of the assets which are estimated to be five years.

Long-Lived Assets

We account for long-lived assets in accordance with ASC Topic 360-10-05, “Accounting for the Impairment or Disposal of Long-Lived Assets.” ASC Topic 360-10-05 requires that long-lived assets be reviewed for impairment whenever events or changes in circumstances indicate that the historical cost carrying value of an asset may no longer be appropriate. We assess recoverability of the carrying value of an asset by estimating the future net cash flows expected to result from the asset, including eventual disposition. If the future net cash flows are less than the carrying value of the asset, an impairment loss is recorded equal to the difference between the asset’s carrying value and fair value or disposable value. As of December 31, 2013 and 2012, we have no impaired long-lived assets.

Intangible Assets

Intangible assets are comprised primarily of the cost of trademarks and intellectual property. We evaluate our trademarks annually for impairment or earlier if there is an indication of impairment. If there is an indication of impairment of identified intangible assets not subject to amortization, we compare the estimated fair value with the carrying amount of the asset. An impairment loss is recognized to write-down the intangible asset to its fair value if it is less than the carrying amount. The fair value is calculated using the income approach. However, preparation of estimated expected future cash flows is inherently subjective and is based on our best estimate of assumptions concerning expected future conditions. Based on our impairment analysis performed for the year ended December 31, 2013 and the period from September 17, 2012 (Inception) to December 31, 2012, the estimated fair values of trademarks and other intangible assets exceeded their respective carrying values. Amortization is computed on a straight-line basis over the estimated useful lives of the assets which are estimated to be five years.

Revenue Recognition

Revenue is recognized in accordance with Staff Accounting Bulletin (“SAB”) No. 101, Revenue Recognition in Financial Statements, as revised by SAB No. 104. We recognize revenue when the following criteria are met: persuasive evidence of an arrangement exists; delivery has occurred; the selling price is fixed or determinable; and collection is reasonably assured.

Fair Value

We comply with the provisions of ASC 820, “Fair Value Measurements and Disclosures” (“ASC 820”), which defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements required under other accounting pronouncements. See Note 11.

Financial Instruments

We have financial instruments whereby the fair value of the financial instruments could be different from that recorded on a historical basis. Our financial instruments consist of cash, accounts and loans receivables, accounts payable and accrued expenses. The carrying amounts of our financial instruments approximate their fair values as of December 31, 2013 and 2012 due to their short-term nature.

Income Taxes

We follow ASC subtopic 740-10 for recording the provision for income taxes. ASC 740-10 requires the use of the asset and liability method of accounting for income taxes. Under the asset and liability method, deferred tax assets and liabilities are computed based upon the difference between the financial statement and income tax basis of assets and liabilities using the enacted marginal tax rate applicable when the related asset or liability is expected to be realized or settled. Deferred income tax expenses or benefits are based on the changes in the asset or liability each period. If available evidence suggests that it is more likely than not that some portion or all of the deferred tax assets will not be realized, a valuation allowance is required to reduce the deferred tax assets to the amount that is more likely than not to be realized. Future changes in such valuation allowance are included in the provision for deferred income taxes in the period of change.

Deferred income taxes may arise from temporary differences resulting from income and expense items reported for financial accounting and tax purposes in different periods. Deferred taxes are classified as current or non-current, depending on the classification of assets and liabilities to which they relate. Deferred taxes arising from temporary differences that are not related to an asset or liability are classified as current or non-current depending on the periods in which the temporary differences are expected to reverse.

Stock-based Compensation

We account for stock-based payments to employees in accordance with ASC 718, “Stock Compensation” (“ASC 718”). Stock-based payments to employees include grants of stock, grants of stock options and issuance of warrants that are recognized in the statement of operations based on their fair values at the date of grant.

We account for stock-based payments to non-employees in accordance with ASC 718 and Topic 505-50, “Equity-Based Payments to Non-Employees.” Stock-based payments to non-employees include grants of stock, grants of stock options and issuances of warrants that are recognized in the consolidated statement of operations based on the value of the vested portion of the award over the requisite service period as measured at its then-current fair value as of each financial reporting date.

We calculate the fair value of option grants and warrant issuances utilizing the Black-Scholes pricing model. The amount of stock-based compensation recognized during a period is based on the value of the portion of the awards that are ultimately expected to vest. ASC 718 requires forfeitures to be estimated at the time stock options are granted and warrants are issued to employees and non-employees, and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. The term “forfeitures” is distinct from “cancellations” or “expirations” and represents only the unvested portion of the surrendered stock option or warrant. We estimate forfeiture rates for all unvested awards when calculating the expense for the period. In estimating the forfeiture rate, we monitor both stock option and warrant exercises as well as employee termination patterns.

The resulting stock-based compensation expense for both employee and non-employee awards is generally recognized on a straight-line basis over the requisite service period of the award.

Basic and Diluted Net Income (Loss) Per Share

Net loss per share is computed in accordance with ASC subtopic 260-10. We present basic loss per share (“EPS”) and diluted EPS on the face of our statements of operations. Basic EPS is computed by dividing reported earnings by the weighted average shares outstanding. Diluted EPS is computed by adding to the weighted average shares the dilutive effect if common stock was issued upon the exercise of stock options and warrants. For the year ended December 31, 2013 and the period from September 17, 2012 (Inception) to December 31, 2012, the denominator in the diluted EPS computation is the same as the denominator for basic EPS due to the anti-dilutive effect of outstanding warrants on our net loss. Total potentially dilutive common share equivalents relating to stock purchase warrants and options granted or issued, as at December 31, 2013 and 2012 is 4,581,791 and nil, respectively.

Recent Pronouncements

We continually assess any new accounting pronouncements to determine their applicability to us. Where it is determined that a new accounting pronouncement affects our financial reporting, we undertake a study to determine the consequence of the change to our financial statements and assure that there are proper controls in place to ascertain that our financial statements properly reflect the change.

3.	Going Concern

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. We have begun operations but have not generated significant revenue to date. These conditions give rise to doubt about our ability to continue as a going concern. These financial statements do not include adjustments relating to the recoverability and classification of reported asset amounts or the amount and classification of liabilities that might be necessary should we be unable to continue as a going concern. Our continuation as a going concern is dependent upon our ability to obtain additional financing and to generate profits and positive cash flow. We will require a cash injection of $1,000,000 over the next twelve months to continue to grow our business.

In December of 2013 we offered 2,000,000 units (each a “Unit”) at $0.25 per Unit to raise an additional $500,000. Each Unit contained one common share and one common share purchase warrant exercisable at $0.50 per share for one year. We raised $202,500 as at December 31, 2013 and a further $182,500 subsequently. We have issued these shares and warrants and have closed this offering.

4.	Property and Equipment and Intangible Assets

On October 17, 2012, we entered into an Asset Purchase Agreement with Raptify Marketing Systems Ltd. (“Raptify”), whereby we acquired certain assets from Raptify in exchange for 5,000,000 shares of our common stock, 3,000,000 shares of which were received by Raptify and 2,000,000 shares of which were received by certain other stakeholders of Raptify. The fair value of the assets acquired was $25,000 which was allocated to identifiable assets as follows: intellectual property $1 and computer systems, $24,999.

On May 15, 2013 we contracted a San Francisco consulting firm with technology development capabilities in the Philippines to complete the redevelopment of our technology platform. On December 1, 2013 we completed SPRIZA™ and on March 18, 2014 unveiled it to the public with real-time contests being run. SPRIZA™ includes: subscriber portal, mobile device support, do-it-yourself platform and tools allowing us to develop a database of concurrent customers and users. During the year ended December 31, 2013 we spent $227,596 on completion of this project and have allocated the cost to intellectual property.

5.	Short-term Debt

We received 6% interest bearing, secured short-term loans of $395,000 during the year ended December 31, 2013. On September 6, 2013 these loans, plus accrued interest of $8,977, were converted into 2,693,183 Units at $0.15 per Unit. Each Unit contained one common share and one common share purchase warrant exercisable at $0.30 for a three year period.

We also received a further $10,000 pursuant to a non-interest bearing short-term loan for a total of $25,000 which was repaid on April 19, 2013.

6.	Common Stock

We filed a registration statement on Form S-1 with the United States Securities Commission (the “S-1”). The S-1 registered 20,000,000 common shares to be sold at $0.005 per common share for proceeds of $100,000. The S-1 was declared effective on April 22, 2013 and the 20,000,0000 shares registered thereunder were sold on June 12, 2013 for gross proceeds of $100,000.

On September 6, 2013 all outstanding short-term loans, plus accrued interest of $8,977, were converted into 2,693,183 Units at $0.15 per Unit. Each unit contained one common share and one common share purchase warrant exercisable at $0.30 for a three year period.

On October 25, 2013 we increased our authorized capital stock from 100,000,000 to 200,000,000. We now have the authority to issue 190,000,000 common shares and 10,000,000 preferred shares.

On November 1, 2013 we issued a total of 1,500,201 units for proceeds of $225,030 pursuant to our $0.15 Unit Offering which closed October 31, 2013. Each Unit contained one common share and one common share purchase warrant exercisable at $0.30 for a three year period.

On November 1, 2013 we issued a total 749,093 shares for proceeds of $224,728 pursuant to the exercise of $0.30 warrants.

7.	Warrants

As at December 31, 2013 we had 3,444,291 common share purchase warrants outstanding having an average exercise price of $0.30 per common share and having an average expiration date of 2.75 years.

8.	Stock-based Compensation

On October 29, 2013, we granted 4,550,000 stock options to directors, officers and employees to acquire 4,550,000 common shares at $0.15 per share having an option life of five years. A total of 25% vest on April 30, 2014, with a further 25% vesting on each of October 31, 2014, April 30, 2015 and October 31, 2015. During the year ended December 31, 2013, we recorded stock-based compensation of $79,479 (2012 - $nil).

The weighted average grant date fair value of stock options granted during the year ended December 31, 2013 was $0.10.

The fair value of stock options granted was calculated using the Black-Scholes option-pricing model based on the following assumptions:

Risk-Free Interest Rate: Based on the implied yield currently available on U.S. Treasury zero-coupon issues with a remaining term equivalent to the expected term of the options being valued.

Dividend Yield: Based on the projection of future stock prices and dividends expected to be paid.

Expected Term: Represents the period of time that stock options are expected to be outstanding based on historic exercise behavior.

Expected Volatility: Due to our limited trading history, we do not have sufficient history to estimate the volatility of our common stock price for the expected life of the options. We calculate expected volatility based on reported data for similar publicly traded companies for which historical information is available and will continue to do so until the historical volatility of our common stock is sufficient to measure expected volatility for future option grants.

The weighted average assumptions used for each of the year ended December 31, is as follows:

	2013	2012
Expected dividend yield	0%	-
Risk-free interest rate	1.29%	-
Expected volatility	82%	-
Expected option life (in years)	5.00	-

The following table summarizes the continuity of our stock options:

	Number of Options	Weighted Average Exercise Price	Weighted-Average Remaining Contractual Term (years)	Aggregate Intrinsic Value
		$		$
Outstanding, December 31, 2012	-	-

Granted	4,550,000	0.15

Outstanding, December 31, 2013	4,550,000	0.15	4.83	2,684,500

Exercisable, December 31, 2013	-	-	-	-

A summary of the changes of the Company’s non-vested stock options is presented below:

	Number of Options	Weighted Average Grant Date Fair Value
		$
Non-vested at December 31, 2012	-	-
Granted	4,550,000	0.10
Vested	-	-

Non-vested at December 31, 2013	4,550,000	0.10

As at December 31, 2013, there was $363,949 of unrecognized compensation cost related to non-vested stock options expected to be recognized over a weighted average period of 1.83 years.

9.	Related Party Transactions

The President and Chief Executive Officer of the Company was paid a total of $69,831 during the year (2012 - $nil). As at December 31, 2013 there were no employment agreements in place for any of the named executive officers or employees.

10.	Income Taxes

Deferred income tax assets and liabilities are computed annually for differences between financial statement and tax bases of assets and liabilities that will result in taxable or deductible amounts in the future based on enacted tax laws and rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized. Income tax expense is the tax payable or refundable for the period plus or minus the change during the period in deferred tax assets and liabilities.

The effective tax rate on the net loss before income taxes differs from the U.S. statutory rate as follows:

	December 31,
	2013	2012

U.S statutory rate	35%	35%
Less valuation allowance	(35)%	(35)%
Effective tax rate	0%	0%

The significant components of deferred tax assets and liabilities are as follows:

	December 31,
Deferred tax assets	2013	2012
Stock-based compensation	$27,818	-
Net operating losses	106,261	6,979

Deferred tax liability
Depreciation expense	(28,909)	-
Net deferred tax assets	105,170	6,979
Less valuation allowance	(105,170)	(6,979)
Deferred tax asset - net valuation allowance	$-	$-

The net change in the valuation allowance for the year ended December 31, 2013 was $98,191.

We have a net operating loss carryover of approximately $303,601 available to offset future income for income tax reporting purposes, which will expire in various years through 2033, if not previously utilized.

We adopted the provisions of ASC 740-10-50, “Accounting for Uncertainty in Income Taxes”. We had no material unrecognized income tax assets or liabilities for the year ended December 31, 2013 and the period from September 17, 2012 (Inception) to December 31, 2012.

Our policy regarding income tax interest and penalties is to expense those items as general and administrative expense but to identify them for tax purposes. During the year ended December 31, 2013 and the period from September 17, 2012 (Inception) to December 31, 2012 there was no income tax or related interest and penalty items in the income statement, or liabilities on the balance sheet. We file income tax returns in the U.S. federal jurisdiction and various state jurisdictions. We are not currently involved in any income tax examinations.

11.	Fair Value Measurements

ASC Topic 820-10 establishes a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1 measurements) and the lowest priority to unobservable inputs (Level 3 measurements). ASC Topic 820-10 defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants on the measurement date. A fair value measurement assumes that the transaction to sell the asset or transfer the liability occurs in the principal market for the asset or liability. The three levels of the fair value hierarchy under ASC Topic 820-10 are described below:

Level 1 – Valuations based on quoted prices in active markets for identical assets or liabilities that an entity has the ability to access.

Level 2 – Valuations based on quoted prices for similar assets and liabilities in active markets, quoted prices for identical assets and liabilities in markets that are not active, or other inputs that are observable or can be corroborated by observable data for substantially the full term of the assets or liabilities.

Level 3 – Valuations based on inputs that are supportable by little or no market activity and that are significant to the fair value of the asset or liability. Our level 3 assets consist of our intellectual property fair valued at $284,132 and $1 at December 31, 2013 and 2012, respectively.

12.	Subsequent Events

a)	We have evaluated all subsequent events through the date these financial statements were issued and determined that there are no subsequent events to record or to disclose except as follows: we received an additional $182,700 towards our $0.25 per Unit non-brokered private placement and, together with $202,500 received as at December 31, 2013, we issued a total of 1,540,800 Units at $0.25 per Unit.

b)	We have received $40,697 pursuant to 135,657 warrants exercised at $0.30 per share.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

During the last two fiscal years, we have had no disagreements with our accountants on accounting and financial disclosure.

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Rob Danard, who is our chief executive officer and Christopher Robbins, who is our chief financial officer, are responsible for establishing and maintaining our disclosure controls and procedures. Disclosure controls and procedures means controls and other procedures that are designed to ensure that information we are required to disclose in the reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and to ensure that information required to be disclosed by us in those reports is accumulated and communicated to management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.  Our chief executive officer and chief financial officer evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) as of December 31, 2013. Based on that evaluation our chief executive officer and our chief financial officer concluded that our disclosure controls and procedures were effective as of December 31, 2013.

Changes in internal controls

There were no changes in our internal controls over financial reporting that occurred during the quarter ended December 31, 2013 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Management's Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting and for the assessment of the effectiveness of internal control over financial reporting.  As defined by the SEC, internal control over financial reporting is a process designed by, or under the supervision of our principal executive officer and principal financial officer and implemented by our Board of Directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of our financial statements in accordance with U.S. generally accepted accounting principles.

Our internal control over financial reporting includes those policies and procedures that:

  pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of our assets;
  provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with U.S. generally accepted accounting principles, and that receipts and expenditures are being made only in accordance with authorizations of management and directors; and
  provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of assets that could have a material effect on the financial statements

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements.  Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

As of December 31, 2013 we conducted an evaluation, under the supervision and with the participation of our chief executive officer (our principal executive officer) and our chief financial officer (also our principal financial and accounting officer) of the effectiveness of our internal control over financial reporting based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission, or the COSO Framework.  Management's assessment included an evaluation of the design of our internal control over financial reporting and testing of the operational effectiveness of those controls.

Based upon this assessment, management concluded that our internal control over financial reporting was effective.

This annual report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our registered public accounting firm pursuant to an exemption for smaller reporting companies set forth in Section 989G of the Dodd-Frank Wall Street Reform and Consumer Protection Act.

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Executive Officers and Directors

The names, ages, and respective positions of our directors and executive officers are set forth below:

Name	Age	Present Positions
Rob Danard	41	President and Chief Executive Officer and a Director
Christopher Robbins	55	Chief Financial Officer, Treasurer and Secretary and a Director
Russell Krywolt	40	Director
Justin Sather	39	Director

Rob Danard

Danard is our President and Chief Executive Officer as well as a director and has served in those positions since September 17, 2012. Mr. Danard resigned his positions as Chief Financial Officer, Secretary and Treasurer on October 25, 2013. Mr. Danard had served in these positions since September 17, 2012. Mr. Danard began his career in 1998, while studying Business at the University of Calgary. In 2009, Mr. Danard operated WealthMates Inc., a privately held corporation where he held the position of President providing business development and consulting services. During this time at WealthMates he assisted in the business with product development and client engagement. In 2010 he and his partner Kent Speakman founded Engageia Inc. a digital marketing agency. Engageia was involved with digital strategy, advisory, consulting, social media, community engagement, application development, event activation and start-up incubation. Engageia was nominated as the top digital agency in North America in social media by iMedia Connection. There is no current business activity in Engageia, Inc.; it is more of a tombstone of past work accomplished by Mr. Danard and his business partner, Mr. Speakman. It currently has taken no new clients and is simply maintenance of the corporation and brand. Throughout 2010 to present, as a senior enterprise sales associate with Cortex Business Solutions, he sold oil and gas procurement software to the energy industries top oil and gas producers. Mr. Danard is also a Director of Cana Venture Capital Corporation, a publically listed Toronto Venture Exchange listed capital pool corporation. Mr. Danard is qualified to be a director based on his extensive experience in the social media industry.

Christopher Robbins

Mr. Robbins was elected to our board and appointed Chief Financial Officer, Secretary and Treasurer on October 25, 2013. Mr. Robbins has experience with financial reporting for public companies and will have an active role in our ongoing operations. Mr. Robbins has over 20 years of public company experience in the areas of financing, corporate governance, audit and disclosure requirements for both US and Canadian public companies. As Chief Financial Officer he is also responsible for overseeing the financial reporting for review by the audit committee and liaison with our auditors. Mr. Robbins has had financial reporting experience in the medical, mining exploration, telecommunications and internet based industries. Mr. Robbins’ expertise spans a wide range of corporate and financial issues including stock exchange listings and listings maintenance within Canada and maintaining compliance as a reporting issuer with the Securities and Exchange Commission in the United States. His experience spans public and private financings, pre-IPO venture financings, secondary offerings and prospectus exempt offerings, stock option and share compensation plans.

Mr. Robbins’ responsibilities over the years include corporate, legal, regulatory affairs and compliance issues. As Chief Financial Officer he is also responsible for overseeing the financial reporting for review by the audit committee and liaisons with external auditors.

Mr. Robbins is also a director of Cana Venture Capital Corporation, a publically listed Toronto Venture Exchange listed capital pool corporation and Anglo Swiss Resources Inc., a publicly listed Toronto Venture Exchange company. Mr. Robbins is qualified to be a director based on his extensive experience in financial reporting for public companies.

Russell Krywolt

Mr. Krywolt was elected to our board on October 25, 2013. Mr. Krywolt has started and operated various businesses in various industries. Mr. Krywolt has been an advisor and board member of private companies. From 2005 onward he has been the owner and President of Photaris Technology Solutions Inc., a company that provides software development, network and systems administration, consulting, and other information technology services to multiple clients. In 2009, Mr. Krywolt founded Raptify Marketing Systems Ltd. to develop and market a social relationship marketing program, and was President and CEO of that company until the intellectual property and technology assets were acquired by us pursuant to an Asset Purchase Agreement. Also, during the past number of years, Mr. Krywolt has served as Director and CTO of IPE Investment Pitch Enterprises Ltd. Mr. Krywolt is qualified to be a director of the Company based on his extensive experience in developing software platforms and operating in the social media industry.

Justin Sather

Mr. Sather was elected to our board on October 25, 2013. Mr. Sather is an active scout for the New York Rangers Hockey Organization. Mr. Sather’s years as a professional sports agent have given him an extensive background in sales and negotiating. Mr. Sather has a degree in Public Relations and Advertising from Gonzaga University. Mr. Sather is qualified to be a director of the Company based on his extensive experience in business.

Our directors serve until our next annual stockholders meeting or until their successors are duly elected and qualified. Officers hold their positions at the will of the board of directors.

Family Relationships

None.

Board Independence

We are not required to have any independent members of the Board of Directors. The board of directors has determined that (i) each of Rob Danard and Christopher Robbins, has a relationship which, in the opinion of the board of directors, would interfere with the exercise of independent judgment in carrying out the responsibilities of a director and is not an “independent director” as defined in the Marketplace Rules of The NASDAQ Stock Market and (ii) Russel Krywolt and Justin Sather are each an independent director as defined in the Marketplace Rules of The NASDAQ Stock Market.

Meetings and Committees of the Board of Directors

During the fiscal year ended December 31, 2013, our board of directors held four meetings and approved certain actions by unanimous written consent. We expect our directors to attend all board and committee meetings and to spend the time needed and meet as frequently as necessary to properly discharge their responsibilities.

Committees

On October 29, 2013 our Board of Directors adopted our audit, nominating and corporate governance, and compensation committee charters.

Audit Committee

Our Audit Committee consists of Justin Sather and Russel Krywolt, with Mr. Sather elected as Chairman of the Committee. Our Board of Directors has determined that each of Messrs. Sather and Krywolt are “independent” as that term is defined under applicable SEC rules and under the current listing standards of the NASDAQ Stock Market. Due to our relatively small size the audit committee currently does not have a financial expert as defined in Sections 406 and 407 of the Sarbanes-Oxley Act of 2002. The audit committee will rely on legal counsel and accounting professionals to help with our ongoing SEC reporting requirements.

Our Audit Committee’s responsibilities include: (i) reviewing the independence, qualifications, services, fees, and performance of the independent auditors, (ii) appointing, replacing and discharging the independent auditor, (iii) pre-approving the professional services provided by the independent auditor, (iv) reviewing the scope of the annual audit and reports and recommendations submitted by the independent auditor, and (v) reviewing our financial reporting and accounting policies, including any significant changes, with management and the independent auditor. The Audit Committee has reviewed and discussed with management the Company’s audited financial statements for the year ended December 31, 2012.  Based on the reviews and discussions referred to above, the Audit Committee has recommended to the Board of Directors that the financial statements referred to above be included in this Form 10-K.

Nominating and Corporate Governance Committee

Our Governance and Nominating Committee consists of Rob Danard and Christopher Robbins, with Mr. Robbins elected as Chairman of the Committee. The Board of Directors has determined that none of the members is “independent” under the current listing standards of the NASDAQ Stock Market.

Our Governance and Nominating Committee has responsibility for assisting the Board in, among other things, effecting the organization, membership and function of the Board and its committees. The Governance and Nominating Committee shall identify and evaluate the qualifications of all candidates for nomination for election as directors. In addition, the Governance and Nominating Committee is responsible for developing, recommending and evaluating corporate governance standards and a code of business conduct and ethics.

Compensation Committee

Our Compensation Committee consists of Rob Danard and Justin Sather, with Mr. Danard elected as Chairman of the Committee. Our Board of Directors has determined that Justin Sather is “independent” under the current listing standards of the NASDAQ Stock Market. Our Board of Directors has adopted a written charter setting forth the authority and responsibilities of the Compensation Committee.

Our Compensation Committee has responsibility for assisting the Board of Directors in, among other things, evaluating and making recommendations regarding the compensation of our executive officers and directors, assuring that the executive officers are compensated effectively in a manner consistent with our stated compensation strategy, producing an annual report on executive compensation in accordance with the rules and regulations promulgated by the SEC, periodically evaluating the terms and administration of our incentive plans and benefit programs and monitoring of compliance with the legal prohibition on loans to our directors and executive officers.

Involvement in Certain Legal Proceedings

None of our directors or executive officers: (i) has been involved as a general partner or executive officer of any business which has filed a bankruptcy petition; (ii) has been convicted in any criminal proceeding nor is subject to any pending criminal proceeding; (iii) has been subjected to any order, judgment or decree of any court permanently or temporarily enjoining, barring, suspending or otherwise limiting his involvement in any type of business, securities or banking activities; and (iv) has been found by a court, the SEC or the Commodities Futures Trading Commission to have violated a federal or state securities or commodities law.

Code of Ethics

The Company has adopted a formal code of ethics that applies to our directors, officers or employees as at March 1, 2014.

ITEM 11. EXECUTIVE COMPENSATION

Summary Compensation Table

The following table sets forth the compensation earned by Executive Officers during the last two fiscal years:

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Rob Danard, President and Chief Executive Officer	2013	82,836	Nil	Nil	34,936	Nil	Nil	Nil	117,772
	2012	Nil	Nil	Nil	Nil	Nil	Nil	Nil	Nil

Christopher Robbins, Chief Financial Officer, Treasurer and Secretary	2013	Nil	Nil	Nil	17,468	Nil	Nil	Nil	17,468
	2012	Nil	Nil	Nil	Nil	Nil	Nil	Nil	Nil

Performance Awards

We do not maintain any plans in respect of the retirement of our directors and executive officers.

Stock Incentive Plan

Pursuant to a Board of Director Meeting, held on October 29, 2013, the Board reviewed and adopted the 2013 Incentive Award Plan (the “Plan”) to award stock options to our directors, officers, employees and consultants. On October 29, 2013 the board approved the allocation of up to 6,300,000 stock options to acquire 6,300,000 common shares. The initial grant, effective October 29, 2013, is for 4,550,000 options set at an exercise price of $0.15 being the then current fair market value. A total of 25% vest April 30, 2014 with a further 25% scheduled to vest on each of October 31, 2014, April 30, 2015 and October 31, 2015.

The table below summarizes all unexercised options, stock that has not vested, and equity incentive plan awards for each named executive officer as of December 31, 2013:

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END

OPTION AWARDS						STOCK AWARDS
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiry Date	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested ($)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested (#)
Rob Danard	-	2,000,000	Nil	0.15	10/29/2018	Nil	Nil	Nil	Nil
Christopher Robbins	-	1,000,000	Nil	0.15	10/29/2018	Nil	Nil	Nil	Nil

Compensation of Directors

The table below summarizes all compensation paid to our directors during the year ended December 31, 2013:

DIRECTOR COMPENSATION

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Non-Qualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Russ Krywolt	Nil	Nil	3,494	Nil	Nil	Nil	3,494
Justin Sather	Nil	Nil	6,987	Nil	Nil	Nil	6,987

We did not pay our directors, Rob Danard and Christopher Robbins, who also act as senior officers, any fees or other compensation for acting as a director during our fiscal year ended December 31, 2013.

Our directors are reimbursed for reasonable travel and other out-of-pocket expenses incurred in attending meetings of the board.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth certain information concerning the number of shares of our common stock owned beneficially as of March 31, 2014 by: (i) each person (including any group) known to us to own more than 5% of any class of our voting securities, (ii) each of our directors, (iii) each of our officers and (iv) our officers and directors as a group. Except as otherwise indicated, each shareholder listed possess sole voting and investment power with respect to the shares shown.  Except as otherwise noted, each shareholder’s address is care of the  Company at 111 Penn Street, El Segundo, CA 90245.

Name and address	Amount and nature of beneficial ownership	Percent of class¹
Rob Danard	3,000,000	4.4%
Christopher Robbins	-	-
Russ Krywolt²	3,000,000	4.4%
Justin Sather	342,374	*
All executive officers and directors as a group (4 persons)	6,342,374	9.4%
Shareholders of Greater than 5% of Issued and Outstanding Stock
Adrian Ansell³	33,000,000	48.9%

* Less than one percent.

¹Based on 67,483,277 shares of common stock issued and outstanding as of March 31, 2014. Under Rule 13d-3 of the Exchange Act a beneficial owner of a security includes any person who, directly or indirectly, through any contract, arrangement, understanding, relationship, or otherwise has or shares: (i) voting power, which includes the power to vote, or to direct the voting of shares; and (ii) investment power, which includes the power to dispose or direct the disposition of shares. Certain shares may be deemed to be beneficially owned by more than one person (if, for example, persons share the power to vote or the power to dispose of the shares). In addition, shares are deemed to be beneficially owned by a person if the person has the right to acquire the shares (for example, upon exercise of an option) within 60 days of the date as of which the information is provided.  In computing the percentage ownership of any person, the amount of shares outstanding is deemed to include the amount of shares beneficially owned by such person (and only such person) by reason of these acquisition rights.

²Consists of the of 3,000,000 shares owned by Raptify Marketing Systems Ltd. located at 525 Seymour Street, Ste 735, Vancouver, BC, Canada V6B 3H7, of which Mr. Krywolt is the control person.

³Mr. Ansell’s address is16 Stella Street, Bel Air III, Makati, Philippines.

Securities Authorized For Issuance under Compensation Plans

The table set forth below present’s information relating to our equity compensation plans as of the date of December 31, 2013:

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights (a)	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights (b)	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (excluding column (a))
2013 Incentive Award Plan	4,550,000	$0.15	1,750,000

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Related Party Transactions

During 2013 we paid Rob Danard, our President and Chief Executive Officer, a total of $82,836 (2012 - $nil). As at December 31, 2013 there were no employment agreements in place for any of the named executive officers or employees. As at the date of this report the Company paid Rob Danard, our President and Chief Executive Officer, a total of $28,734 in 2014 and $5,000 to Chris Robbins, our Chief Financial Officer.

Review, Approval and Ratification of Related Party Transactions

Our Board of Directors has responsibility for establishing and maintaining guidelines relating to any related party transactions between us and any of our officers or directors. Any conflict of interest between a director or officer and us must be referred to the non-interested directors, if any, for approval. We intend to adopt written guidelines for the board of directors which will set forth the requirements for review and approval of any related party transactions.

Director Independence

We periodically review the independence of each director. Pursuant to this review, our directors and officers, on an annual basis, are required to complete a detailed questionnaire to determine if there are any transactions or relationships between any of the directors or officers (including immediate family and affiliates) and us. If any transactions or relationships exist, we then consider whether such transactions or relationships are inconsistent with a determination that the director is independent.

Conflicts Relating to Officers and Directors

To date, we do not believe that there are any conflicts of interest involving our officers or directors. With respect to transactions involving real or apparent conflicts of interest, we have adopted policies and procedures which require that: (i) the fact of the relationship or interest giving rise to the potential conflict be disclosed or known to the directors who authorize or approve the transaction prior to such authorization or approval, (ii) the transaction be approved by a majority of our disinterested outside directors, and (iii) the transaction be fair and reasonable to us at the time it is authorized or approved by our directors.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The following is a summary of the fees billed to us by L.L. Bradford & Company, LLC during 2013 and 2012 for professional services rendered for the fiscal year ended December 31, 2013 and the period from September 17, 2012 (Date of Inception) to December 31, 2012:

Fee Category		2013 Fees		2012 Fees
Audit Fees	$		$
L.L. Bradford & Company, LLC		17,275		10,250
Audit-Related Fees		5,225		-
Tax Fees		-		-
All Other Fees		-		-
Total Fees		$22,500		$10,250

Audit Fees consist of fees billed for professional services rendered for the audit of our company’s financial statements and review of our interim financial statements included in quarterly reports and services that are normally provided by our auditors in connection with statutory and regulatory filings or engagements.

Audit Related Fees consist of fees billed for assurance and related services that are reasonably related to the performance of the audit or review of our financial statements and are not reported under "Audit Fees".

Tax Fees consist of fees billed for professional services for tax compliance, tax advice and tax planning.

All Other Fees consist of fees for products and services other than the services reported above. There were no management consulting services provided in fiscal 2013 or 2012.

Pre-Approval Policies and Procedures

Our Audit Committee’s policy is to pre-approve all audit and permissible non-audit services provided by the independent auditors. These services may include audit services, audit-related services, tax services and other services. Pre-approval is generally provided for up to one year and any pre-approval is detailed as to the particular service or category of services and is generally subject to a specific budget. The independent auditors and management are required to periodically report to the our Board of Directors regarding the extent of services provided by the independent auditors in accordance with this pre-approval, and the fees for the services performed to date. Our Board of Directors may also pre-approve particular services on a case-by-case basis.

Our Board of Directors has considered whether the provision of non-audit services is compatible with maintaining the principal accountant's independence.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

Documents filed as part of this Report are as follows:

(A) Financial Statements: The financial statements, related notes and report of independent registered public accounting firm are included in Item 8 of Part II of this 2013 A nnual Report on Form 10-K.

(B) Exhibits: The required exhibits are included at the end of this Report and are described in the exhibit index.

EXHIBIT INDEX

Exhibit No.	Description of Exhibit
2.1	Asset Purchase Agreement dated October 17, 2012 (1)
3.1	Articles of Incorporation (2)
3.2	Certificate of Amendment to Articles of Incorporation (3)
3.3	Bylaws (2)
10.1	2013 Incentive Award Plan*
14	Code of Ethics*
31.1	Certification of Chief Executive Officer pursuant to Exchange Act Rule 13a-14(a)/15d-14(a)*
31.2	Certification of Chief Financial Officer pursuant to Exchange Act Rule 13a-14(a)/15d-14(a)*
32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350*
101 .INS	XBRL Instance Document*
101 .SCH	XBRL Taxonomy Extension Schema Document*
101 .CAL	XBRL Taxonomy Calculation Linkbase Document*
101 .DEF	XBRL Taxonomy Extension Definition Linkbase Document*
101 .LAB	XBRL Taxonomy Label Linkbase Document*
101 .PRE	XBRL Taxonomy Presentation Linkbase Document*

1.	Incorporated herein by reference to the Registration Statement on Form S-1/A filed on February 14, 2013.

2.	Incorporated herein by reference to the Registration Statement on Form S-1 filed on December 24, 2012.

3.	Incorporated herein by reference to the Current Report on Form 8-K filed on October 29, 2013.

* Filed herewith

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: March 31, 2014

Spriza, Inc. By: /s/ Rob Danard Name: Rob Danard Title: Chief Executive Officer (principal executive officer)

In accordance with the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date
Rob Danard	President, Chief Executive Officer and Director	March 31, 2014

Christopher Robbins	Chief Financial Officer, Treasurer, Secretary and Director	March 31, 2014

Russ Krywolt	Director	March 31, 2014

Justin Sather	Director	March 31, 2014