Form 10-Q
period 2014-03-31
SPRIZA, INC.
filed 2014-05-15
CIK 1565248

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED: MARCH 31, 2014

OR

[  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number: 000-185669

SPRIZA, INC.
(Exact name of registrant as specified in its charter)

Nevada	90-08883246
(State or other jurisdiction of incorporation of organization)	(I.R.S. Employer Identification No.)

111 Penn Street, El Segundo, CA 90245
(Address of principal executive offices)

650-204-7903
(Registrant’s telephone number)

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
YES [  ]   NO [ X]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer	[ ]	Accelerated Filer	[ ]
Non-accelerated Filer	[ ]	Smaller Reporting Company	[X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
YES [   ]  NO [X]

As of May 14, 2014, there were 67,618,934 shares of our common stock issued and outstanding.

SPRIZA, INC.
FORM 10-Q

INDEX

PAGE
PART I—FINANCIAL INFORMATION

Item 1. Financial Statements	1
Condensed Balance Sheets as at March 31, 2014 and December 31, 2013 (unaudited)	1
Condensed Statements of Operations for the three months ended March 31, 2014 and 2013 and the period from September 17, 2012 (Date of Inception) to March 31, 2014 (unaudited)	2
Condensed Statements of Cash Flows for the three months ended March 31, 2014 and 2013 and the period from September 17, 2012 (Date of Inception) to March 31, 2014 (unaudited)	3
Statement of Stockholder’s Equity for the period from September 17, 2012 (Date of Inception) to March 31, 2014 (unaudited)	4
Notes to Condensed Financial Statements(unaudited)	5
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	10
Item 3. Quantitative and Qualitative Disclosures About Market Risk	16
Item 4. Controls and Procedures	16

PART II—OTHER INFORMATION

Item 1. Legal Proceedings	16
Item 1A. Risk Factors	16
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	16
Item 3. Defaults Upon Senior Securities	17
Item 4. Mine Safety Disclosure	17
Item 5. Other Information	17
Item 6. Exhibits	17

Signature Page	18

Certifications

FORWARD-LOOKING STATEMENTS

          This Report on Form 10-Q contains forward-looking statements within the meaning of the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995.  Reference is made in particular to the description of our plans and objectives for future operations, assumptions underlying such plans and objectives, and other forward-looking statements included in this report.  Such statements may be identified by the use of forward-looking terminology such as “may,” “will,” “expect,” “believe,” “estimate,” “anticipate,” “intend,” “continue,” or similar terms, variations of such terms or the negative of such terms.  Such statements are based on management’s current expectations and are subject to a number of factors and uncertainties, which could cause actual results to differ materially from those described in the forward-looking statements.  Such statements address future events and conditions concerning, among others, capital expenditures, earnings, litigation, regulatory matters, liquidity and capital resources, and accounting matters.  Actual results in each case could differ materially from those anticipated in such statements by reason of factors such as future economic conditions, changes in consumer demand, legislative, regulatory and competitive developments in markets in which we operate, results of litigation, and other circumstances affecting anticipated revenues and costs, and the risk factors set forth under the heading “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2013 filed on March 31, 2014.

                    The forward-looking statements made in this report on Form 10-Q relate only to events or information as of the date on which the statements are made in this report on Form 10-Q.  Except as required by law, we undertake no obligation to update or revise publicly any forward-looking statements, whether as a result of new information, future events, or otherwise, after the date on which the statements are made or to reflect the occurrence of unanticipated events.  You should read this report and the documents that we reference in this report, including documents referenced by incorporation, completely and with the understanding that our actual future results may be materially different from what we anticipate.

Unless otherwise indicated, in this Form 10-Q, references to “we,” “our,” “us,” the “Company,” “Spriza” or the “Registrant” refer to Spriza, Inc., a Nevada corporation.

YOU SHOULD NOT PLACE UNDUE RELIANCE ON THESE FORWARD-LOOKING STATEMENTS

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

F-1	Condensed Balance Sheets as of March 31, 2014 and December 31, 2013 (unaudited)
F-2	Condensed Statements of Operations for the three months ended March 31, 2014 and March 31, 2013 and the for the period from September 17, 2012 (Date of Inception) to March 31, 2014 (unaudited)
F-3	Condensed Statements of Cash Flows for the three months ended March 31, 2014 and March 31, 2013 and the period from September 17, 2012 (Date of Inception) to March 31, 2014 (unaudited)
F-4	Statement of Stockholder’s Equity for the period from September 17, 2012 (Date of Inception) to March 31, 2014 (unaudited)
F-5	Notes to Condensed Financial Statements (unaudited)

These financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and the SEC’s instructions to Form 10-Q. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. Operating results for the interim period ended March 31, 2014 are not necessarily indicative of the results that can be expected for the full year.

Spriza, Inc. (A Development Stage Company)
Condensed Balance Sheets
(Unaudited)

	March 31, 2014 $	December 31, 2013 $
ASSETS

Current Assets:

Cash	424,817	483,539
Cash – restricted	10,000	10,000

Total Current Assets	434,817	493,539
Property and equipment, net of accumulated depreciation of $5,958 and $4,271, respectively. (Note 4)	30,011	24,638
Other assets
Intangible assets, net of accumulated amortization of $13,953 and $2,236, respectively. (Note 4)	299,346	284,132
Deposits	2,737	-
Total Other Assets	302,083	284,132

Total Assets	766,911	802,309

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities:

Accounts payable and accrued liabilities	25,477	42,334
Total Current Liabilities	25,477	42,334

Contingencies (Notes 1 and 3)	-	-

Stockholders’ Equity

Preferred Stock, 10,000,000 shares authorized, $0.0001 par value, no shares issued and outstanding at March 31, 2014 and December 31, 2013, respectively.	-	-
Common Stock, 190,000,000 shares authorized, $0.0001 par value, 67,618,934 and 65,942,477 shares issued and outstanding at March 31, 2014 and December 31, 2013, respectively	6,762	6,594
Subscription receivable	(3,878)	-
Additional Paid in Capital	1,594,491	1,257,720
Deficit Accumulated During the Development Stage	(855,941)	(504,339)

Total Stockholders’ Equity	741,434	759,975

Total Liabilities and Stockholders’ Equity	766,911	802,309

(See Notes to Condensed Financial Statements)

Spriza, Inc.
(A Development Stage Company)
Condensed Statements of Operations
 (Unaudited)

			September 17, 2012
	For the Three Months Ended		(Inception) to
	March 31,		March 31,
	2014	2013	2014
	$	$	$
Revenue	-	-	7,000

Expenses
Branding and marketing	25,586	7,158	63,331
Consulting	43,833	2,000	141,421
Consulting – related party	40,939	1,005	123,775
Depreciation and amortization	13,404	-	19,911
General and administrative	13,696	411	36,017
Professional fees	73,954	22,956	163,663
Regulatory fees	6,383	637	29,357
Stock based compensation	113,542	-	193,021
Travel	20,265	-	63,527

Total Operating Expenses	(351,602)	(34,167)	(824,023)

Net (Loss) before Other Expense	(351,602)	(34,167)	(827,023)

Other Expense
Interest expense	-	(100)	(8,977)
Net (Loss)	(351,602)	(34,267)	(836,000)

Net (Loss) Per Share – Basic and Diluted	(0.00)	(0.00)

Weighted Average Shares Outstanding – Basic and Diluted	59,624,994	41,000,000

(See Notes to Condensed Financial Statements)

Spriza, Inc.
(A Development Stage Company)
Condensed Statements of Cash Flows
(Unaudited)

			September 17, 2012
	For the Three Months Ended		(Inception) to
	March 31,		March 31,
	2014	2013	2014
	$	$	$
Operating Activities

Net (loss)	(351,602)	(34,267)	(855,941)
Adjustments to reconcile net (loss) to net cash (used) by operating activities:
Depreciation and amortization	13,404	-	19,911
Stock-based compensation	113,541	-	193,021
Changes in operating assets and liabilities:
(Increase) in other assets	(2,737)	-	(2,737)
(Decrease) in accounts payable and accrued	(16,857)	17,818	34,455

Net Cash (Used) in Operating Activities	(244,251)	(16,449)	(611,291)

Investing Activities

Purchase of equipment	(7,060)	-	(10,970)
Additions to intangible assets	(26,931)	-	(313,299)

Net Cash (Used) in Investing Activities	(33,991)	-	(324,269)

Financing Activities

Short-term loan proceeds	-	80,000	420,000
Repayment of short-term loans	-	-	(25,000)
Proceeds from the issuance of common stock	219,520	-	975,377

Net Cash Provided by Financing Activities	219,520	80,000	1,370,377

Increase in Cash	(58,722)	63,551	434,817

Cash - Beginning of Year	493,539	2,440	-

Cash - End of Year	434,817	65,991	434,817

Non-cash Financing and Investing Activities:

Short-term loans and interest settled for shares	-	-	403,977
Acquisition of assets for common shares	-	-	25,000

Supplemental Disclosures:

Interest paid	-	-	-
Income taxes paid	-	-	-

(See Notes to Condensed Financial Statements)

Spriza, Inc.
(A Development Stage Company)
Statement of Stockholders’ Equity
(Unaudited)

	Shares #	Amount $	Additional Paid-in Capital $	Subscription Receivable $	Deficit $	Total $

Balance – September 17, 2012 (Inception)	-	-	-	-	-	-
Shares issued for cash at $0.0001 per share	36,000,000	3,600	-	-	-	3,600
Shares issued for asset acquisition	5,000,000	500	24,500	-	-	25,000
Net (loss)	-	-	-	-	(19,941)	(19,941)

Balance – December 31, 2012	41,000,000	4,100	24,500	-	(19,941)	8,659
Shares issued for cash at $0.005 per share	20,000,000	2,000	98,000	-	-	100,000
Shares issued for conversion of debt at $0.15 per share	2,693,183	269	403,708	-	-	403,977
Shares issued for cash at $0.15 per share	1,500,201	150	224,880	-	-	225,030
Warrants exercised for cash at $0.30 per share	749,093	75	224,653	-	-	224,728
Current period vesting of stock based compensation	-	-	79,479	-	-	79,479
Common shares subscribed for cash at $0.25 per share	-	-	202,500	-	-	202,500
Net (loss)	-	-	-	-	(484,398)	(484,398)

Balance – December 31, 2013	65,942,477	6,594	1,257,720	-	(504,339)	759,975
Shares previously authorized now issued	810,000	81	(81)	-	-	-
Shares issued for cash at $0.25 per share	730,800	73	182,627	-	-	182,700
Warrants exercised for cash at $0.30 per share	135,657	14	40,684	(3,878)	-	36,820
Current period vesting of stock based compensation	-	-	113,541	-	-	113,541
Net (loss)	-	-	-	-	(351,602)	(351,602)
Balance – March 31, 2014	67,618,934	6,762	1,594,491	(3,878)	(855,941)	741,434

(See Notes to Condensed Financial Statements)

Spriza, Inc.
(A Development Stage Company)
Notes to Condensed Financial Statements
(Unaudited)

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

Cash and Cash EquivalentsCash and cash equivalents include cash on deposit in overnight deposit accounts and investments in money market accounts.

Property and Equipment

Property and equipment are all stated at historical cost less depreciation. Depreciation is computed on a straight-line basis over the useful lives of the assets which are estimated to be five years.

Long-Lived Assets

We account for long-lived assets in accordance with ASC Topic 360-10-05, “Accounting for the Impairment or Disposal of Long-Lived Assets.” ASC Topic 360-10-05 requires that long-lived assets be reviewed for impairment whenever events or changes in circumstances indicate that the historical cost carrying value of an asset may no longer be appropriate. We assess recoverability of the carrying value of an asset by estimating the future net cash flows expected to result from the asset, including eventual disposition. If the future net cash flows are less than the carrying value of the asset, an impairment loss is recorded equal to the difference between the asset’s carrying value and fair value or disposable value. As of March 31, 2014 and December 31, 2013, we have no impaired long-lived assets.

Intangible Assets

Intangible assets are comprised primarily of the cost of trademarks and intellectual property. We evaluate our trademarks annually for impairment or earlier if there is an indication of impairment. If there is an indication of impairment of identified intangible assets not subject to amortization, we compare the estimated fair value with the carrying amount of the asset. An impairment loss is recognized to write-down the intangible asset to its fair value if it is less than the carrying amount. The fair value is calculated using the income approach. However, preparation of estimated expected future cash flows is inherently subjective and is based on our best estimate of assumptions concerning expected future conditions. Based on our impairment analysis performed for the three month period ended March 31, 2014 and the year ended December 31, 2013 and the period from September 17, 2012 (Inception) to December 31, 2012, the estimated fair values of trademarks and other intangible assets exceeded their respective carrying values. Amortization is computed on a straight-line basis over the estimated useful lives of the assets which are estimated to be five years.

Revenue Recognition

Revenue is recognized in accordance with Staff Accounting Bulletin (“SAB”) No. 101, Revenue Recognition in Financial Statements, as revised by SAB No. 104. We recognize revenue when the following criteria are met: persuasive evidence of an arrangement exists; delivery has occurred; the selling price is fixed or determinable; and collection is reasonably assured.

Fair Value

We comply with the provisions of ASC 820,“Fair Value Measurements and Disclosures”(“ASC 820”), which defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements required under other accounting pronouncements.

Financial Instruments

We have financial instruments whereby the fair value of the financial instruments could be different from that recorded on a historical basis. Our financial instruments consist of cash, accounts and loans receivables, accounts payable and accrued expenses. The carrying amounts of our financial instruments approximate their fair values as of March 31, 2014 and December 31, 2013 due to their short-term nature.

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

Basic and Diluted Net Income (Loss) Per Share

Net loss per share is computed in accordance with ASC subtopic 260-10. We present basic loss per share (“EPS”) and diluted EPS on the face of our statements of operations. Basic EPS is computed by dividing reported earnings by the weighted average shares outstanding. Diluted EPS is computed by adding to the weighted average shares the dilutive effect if common stock was issued upon the exercise of stock options and warrants. For the three months ended March 31, 2014 and the year ended December 31, 2013, the denominator in the diluted EPS computation is the same as the denominator for basic EPS due to the anti-dilutive effect of outstanding warrants on our net loss. Total potentially dilutive common share equivalents relating to stock purchase warrants and options granted or issued, as at March 31, 2014 and December 31, 2013 is 4,446,134 and 4,581,791, respectively.

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

On May 15, 2013 we contracted a San Francisco consulting firm with technology development capabilities in the Philippines to complete the redevelopment of our technology platform. On December 1, 2013 we completed SPRIZA™ and on March 18, 2014 unveiled it to the public with real-time contests being run. SPRIZA™ includes: subscriber portal, mobile device support, do-it-yourself platform and tools allowing us to develop a database of concurrent customers and users. During the three month period ended March 31, 2014 we spent $49,961 on completion of this project and have allocated the cost to intellectual property.

5.	Common Stock

On February 5, 2014 we issued 992,800 Units at $0.25 per Unit to 9 foreign accredited investors for gross proceeds of $248,200 pursuant to our $0.25 Unit non-brokered private placement.

On March 10, 2014 we issued 548,000 Units at $0.25 per Unit to 4 foreign accredited investors for further gross proceeds of $137,000 pursuant to our $0.25 Unit non-brokered private placement. This offering closed March 15, 2014.

On March 25, 2014 we issued 135,657 Units at $0.30 per Unit for gross proceeds of $40,697 pursuant to the exercise of warrants.

6.	Warrants

As at March 31, 2014 we had 3,308,634 common share purchase warrants outstanding having an average exercise price of $0.30 per common share and having an average expiration date of 2.50 years.

7.	Stock-based Compensation

On October 29, 2013, we granted 4,550,000 stock options to directors, officers and employees to acquire 4,550,000 common shares at $0.15 per share having an option life of five years. A total of 25% vest on April 30, 2014, with a further 25% vesting on each of October 31, 2014, April 30, 2015 and October 31, 2015. During the three months ended March 31, 2014, we recorded stock-based compensation of $113,542 (Q1-2013 - $nil).

The following table summarizes the continuity of our stock options:

	Number of Options	Weighted Average Exercise Price	Weighted-Average Remaining Contractual Term (years)	Aggregate Intrinsic Value
		$		$
Outstanding, December 31, 2013	4,550,000	0.15

Granted	-	-

Outstanding, March 31, 2014	4,550,000	0.15	4.58	2,684,500

Exercisable, March 31, 2014	1,137,500	0.15	-	-

A summary of the changes of the Company’s non-vested stock options is presented below:

	Number of Options	Weighted Average Grant Date Fair Value
		$
Non-vested at December 31, 2013	4,550,000	0.10
Granted	-	-
Vested	1,137,500	-

Non-vested at March 31, 2013	3,412,500	0.10

As at March 31, 2014, there was $250,407 of unrecognized compensation cost related to non-vested stock options expected to be recognized over a weighted average period of 1.58 years.

8.	Related Party Transactions

The President and Chief Executive Officer of the Company was paid a total of $31,974 during the three months ended March 31, 2014 (2013 - $69,831). The Chief Financial Officer of the Company was paid a total of $4,488 during the three months ended March 31, 2014 (2013 - $Nil).

9.	Subsequent Events

We have evaluated all subsequent events through the date these financial statements were issued and determined that there are no subsequent events to record or to disclose except as follows:

The Company entered into a strategic partnership with Digital Marketing Philippines to serve the Philippine market with its social sharing contest marketing programs, (“SPRIZA™”). Digital Marketing Philippines is an internet marketing company based in Manila, Philippines. Digital Marketing Philippines is a company that helps clients amplify customer engagement to drive increased revenue, discover new, innovative partners - like Spriza - to assist in providing the best services possible to their clients. Digital Marketing Philippines’ main service is to leverage the most effective digital marketing campaign for brands that enables the brand to reach the maximum amount of prospective clients.

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

Our principal executive offices are located at 111 Penn Street, El Segundo, CA 90245, and our telephone number at this address is (650) 204-7903. Our website is www.spriza.com. Information contained on our website is not a part of this Quarterly Report on Form 10-Q. We completed our initial public offering on June 12, 2013. On November 4, 2013, our common stock was quoted under the symbol “SPRZ” on the OTC BB operated by the Financial Industry Regulatory Authority, Inc. (“FINRA”).

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

Small/Medium Business Contest Creation Tool

We offer a low cost entry platform targeting small to mid-sized businesses wishing to promote themselves through self-directed contests on a local or regional level. This portal offers a comprehensive toolkit and tutorials to initiate, register and administer a fully-compliant contest or sweepstake, providing basic templates and customization options to uniquely brand their efforts and monitor their results using fundamental reporting tools. This option may not require or include any third-party party intervention but does provide limited access to support and assistance through our administration team.

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

Our patent-pending method of contest distribution uses incentive based, viral marketing where participants are rewarded for sharing the contest with like-minded family, friends and associates. Participants’ odds improve the more people they invite as do their chances of sharing in that winning experience with that chain of winners. This incentive based marketing creates a new and proprietary way for brands to attract and identify customers, brand influencers and ambassadors to sell goods and services.

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

Our principal competitors, when comparing “Social Platforms” are: Pinterest, Twitter, Facebook, WhatsApp and Groupon. Our SPRIZA™ contest platform differs, in most part, from these competitors by establishing a unique referral network that has the means to engage, reward, remarket and incentivize its user base to foster new connections and ongoing commerce activity.

Our competitors are in segments such as the following:

  Websites promoting deal of the day gift certificates;
  Large social media networks with deep distribution; and
  Innovative search websites with local and national advertisers.

In addition, new competitors may be able to launch new businesses at relatively low cost. In addition, either existing or new competitors may develop new technologies, and our existing and potential customers may shift their mass branding campaigns to these new technologies. Therefore, we cannot assure you that we will be able to successfully implement our business strategy in the face of such competition.

Business goals and milestones

We have completed or advanced, over the past few months, the following business goals and milestones:

  we contracted a San Francisco consulting firm with development capabilities in the Philippines to develop SPRIZA™. We have completed this project and launched our site on March 18, 2014. This new version includes: contest portal, contest profiles, contest functionality, contest subscriber ability, subscriber portal, subscriber account setup and profiles, user functionality, and sharing capabilities database architecture, with querying, reporting and analytics. During the quarter ended March 31, 2014 we spent $49,961 on this project and have allocated the cost to intellectual property; we are working on: mobile device support, do-it-yourself platform and tools;
  we have launched our corporate splash page in preparation of our corporate website which has been completed and is available to the public at www.spriza.com;
  we have completed our SPRIZA™ rebranding project including media kit, sales and marketing packages and corporate peripherals;
  we have closed our Apple GoPro promotion, in which the winner was a resident of Calgary, Alberta, who won a MacBook Pro, a GoPro hero3 camera, GoPro accessories and Final Cut Pro editing software. We are currently running the “Get Fameus” Hollywood experience promotion. Upcoming promotions include a Canadian based national insurance company. We are engaged in ongoing sales activity with clients that include a team in the National Hockey League, a film and television production studio, a 3D printing company, an electronic security company and an electronic cigarette company; and
  we are in the final stages of completing a North American wide marketing campaign which will focus on driving the participation of prospective Fortune 500 companies and large corporate sponsorship to the contest platform.

Business strategy

Secure Necessary Funds

As at March 31, 2014 we had $424,817 in available cash and $10,000 in restricted cash pursuant to our merchant service agreement. We will require additional funds during the remainder of fiscal 2014 to continue to aggressively grow our business and execute our 2014 business plan and to make strategic acquisitions.

Drive client growth and revenue through contest campaigns

To drive client growth, we plan to expand the number of ways in which subscribers can discover contests through our marketplace. As revenue is recognized we plan to continue to make investments in our sales force and partnership networks to further client relationships and acquire local expertise. Retention will be focused on providing our clients with a positive campaign experience and offering targeted placement of their contest campaigns to our subscribers, tools to manage these campaigns more effectively and superior customer service. Current efforts are focused on developing a sponsorship campaign that is centered on the 18-25 year old demographic offering four year college tuitions as the contest incentive. We are also in negotiations with Fortune 500 companies to run online contests. The sponsorship fees associated with a contest driven advertising campaign of this size is estimated at $1.5 million with 70% of this amount to be campaign costs, and 30% would be our profit. Additionally, securing contracts directly with brands and established advertising agencies will be necessary to achieve desired growth. We are establishing the go-to-market strategy and digital marketing initiatives essential to engage with prospective clients to secure contracts and achieve this milestone.

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

Expand affiliate and business development partnerships

We intend to establish an online reseller network of commissioned agents and strategic partners. We hope to sign partnership agreements with online companies such as Google, Microsoft, Yahoo! and Facebook. These intended partners could display, promote and distribute our contests to their users in exchange for a share of the revenue generated from our campaigns. We currently have no such agreements or arrangements with Google, Microsoft, Yahoo! or Facebook. We intend to maintain ongoing efforts to expand our business with strategic affiliates and business development partnerships.

Increase our product offering through innovation

We intend to develop new versions and product releases to increase the number of subscribers and clients that transact business through our SPRIZA™ online contest marketing platform. We believe our network of subscribers will be a focal point for companies to promote their brands and showcase all of their contests. Expansion from an online presence into all mobile, tablet and operating systems is an essential step in our development.

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

The discussion that follows is derived from our unaudited balance sheets as of March 31, 2014 and December 31, 2013 and the unaudited statements of operations and cash flows for the Quarter ended March 31, 2014 and the period from September 17, 2012 (Inception) to December 31, 2013 and the Period from September 17, 2012 (Inception) to March 31, 2014.

Results of Operations for the three months ended March 31, 2014 and 2013

The net loss for Q1-2014 was $351,602 compared to a net loss of $34,267 for Q1-2013 an increase of $317,435. This increase was due to the development and growth of the Company over the last twelve months as compared to incurring only professional fees to organize our Company and obtain a public listing in 2013.

In Q1-2014 we incurred $351,602 in operating expenses (Q1-2013 - $34,167). During Q1-2014 operating expenses consisted of: $113,542 (Q1-2013 - $Nil) of stock-based compensation due to the vesting of options granted under our 2013 Incentive Award Plan; $84,772 (Q1-2013 - $3,005) in consulting fees and salaries including $31,974 (Q1-2013 - $Nil) paid to our Chief Executive Officer; $4,488 paid to our Chief Financial Officer (Q1-2013 - $Nil); $25,586 (Q1-2013 - $7,158) in branding and marketing; $6,383 (Q1-2013 - $637) in regulatory fees, $73,954 (Q1-2013 - $22,956) in professional fees including legal and accounting fees, $20,265 (Q1-2013 - $Nil) in travel and $13,696 (Q1-2013 - $411) in office expenses. We incurred $1,687 (Q1-2013 - $Nil) in depreciation and amortization of property and equipment and $11,717 in intangible assets (Q1-2013 - $Nil). We expect that operating expenses will increase as we are able to raise capital and further our business operations.

During Q1-2014 we accrued $Nil of interest payable as all short-term loans plus accrued interest were converted through the issuance of 2,693,183 Units at $0.15 per Unit in 2013. Each unit contained one common share and one common share purchase warrant exercisable at $0.30 for a three year period.

LIQUIDITY AND CAPITAL RESOURCES

As at March 31, 2014, working capital was $409,340. Our available cash on hand was $424,817.  At the end of Q1-2013 cash on hand was $65,991 and current liabilities totaled $116,600.

During Q1-2014 our available and restricted cash position decreased by $58,722 to $434,817 (Q1-2013 - $65,991). Subsequent to March 31, 2014, and up to May 15, 2014 we have not received any additional funding.

The following table sets forth the major sources and uses of cash for the three months ended March 31, 2014 and 2013:

	2014 $	2013 $
Net cash used in operating activities	244,251	16,449
Net cash used in investing activities	33,991	-
Net cash provided by financing activities	219,520	80,000
Net increase (decrease) in cash	(58,722)	63,551

Cash Used in Operating Activities

During 2014 operating activities used $244,251 in cash (Q1-2013 - $16,449). Use of cash was primarily attributable to funding the net loss of $351,602 offset by a non-cash charge of $13,404 (Q1-2013 - $Nil) for depreciation and amortization and a non-cash charge of $113,542 for stock-based compensation (Q1-2013 - $Nil).

Cash Used in Investing Activities

During Q1-2014 we spent $33,991 (Q1-2013 - $Nil) in investing activities. During Q1-2014 we spent $7,060 in acquisition of equipment and $26,931 in acquisition of intangible assets (Q1-2013 - $Nil).

Cash from Financing Activities

During Q1-2014 financing activities provided $223,397 in cash consisting of:

  $182,700 received pursuant to our $0.25 Unit non-brokered private placement; and
  $40,698 of which $36,820 was received from the exercise of 135,657 warrants at $0.30 per warrant share, with a balance due of $3,878.

Need for Additional Capital

We have $424,817 in unrestricted cash at March 31, 2014 and will require further capital to achieve our 2014 operating plan.

Critical Accounting Policies

In December 2001, the SEC requested that all registrants list their most “critical accounting polices” in the Management Discussion and Analysis. The SEC indicated that a “critical accounting policy” is one which is both important to the portrayal of a company’s financial condition and results, and requires management’s most difficult, subjective or complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain. We do not believe that any accounting policies applicable to our company currently fit this definition.

Recently Issued Accounting Pronouncements

We do not expect the adoption of recently issued accounting pronouncements to have a significant impact on our results of operations, financial position or cash flow.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

A smaller reporting company is not required to provide the information required by this Item.

Item 4. Controls and Procedures

Disclosure Controls and Procedures

We carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of March 31, 2014.  This evaluation was carried out under the supervision and with the participation of our Chief Executive Officer and our Chief Financial Officer.  Based upon that evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that, as of March 31, 2014, our disclosure controls and procedures were not effective due to the presence of material weaknesses in our internal control over financial reporting. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis. Management has identified the following material weaknesses which have caused management to conclude that, as of March 31, 2014, our disclosure controls and procedures were not effective: (i) inadequate segregation of duties and effective risk assessment; and (ii) insufficient written policies and procedures for accounting and financial reporting with respect to the requirements and application of both US GAAP and SEC guidelines.

Remediation Plan to Address the Material Weaknesses in Internal Control over Financial Reporting

We plan to take steps to enhance and improve the design of our internal control over financial reporting.  During the period covered by this quarterly report on Form 10-Q, we have appointed a Chief Financial Officer and additional independent board directors in order to remediate the material weaknesses identified above. Additionally we plan to implement the following changes during our fiscal year ending December 31, 2014: (i) appoint additional qualified personnel to address inadequate segregation of duties and ineffective risk management; and (ii) adopt sufficient written policies and procedures for accounting and financial reporting.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the three months ended March 31, 2014 that have materially affected, or are reasonable likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings

We are not a party to any pending legal proceeding. We are not aware of any pending legal proceeding to which any of our officers, directors, or any beneficial holders of 5% or more of our voting securities are adverse to us or have a material interest adverse to us.

Item 1A. Risk Factors

A smaller reporting company is not required to provide the information required by this Item.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

On February 5, 2014 we issued 992,800 Units at $0.25 per Unit to 9 foreign accredited investors for gross proceeds of $248,200, of which $202,500 was received in December 2013, pursuant to our $0.25 Unit non-brokered private placement. We relied upon Rule 506 of Regulation D and/or Regulation S of the Securities Act as these securities were issued to foreign investors who are “accredited investors,” as such term is defined in Rule 501(a) under the Securities Act in offshore transactions (as defined in Rule 902 under Regulation S of the Securities Act), based upon representation made by such investors.

On March 10, 2014 we issued 548,000 Units at $0.25 per Unit to 4 foreign accredited investors for further gross proceeds of $137,000 pursuant to our $0.25 Unit non-brokered private placement. This offering closed March 15, 2014. We relied upon Rule 506 of Regulation D and/or Regulation S of the Securities Act as these securities were issued to foreign investors who are “accredited investors,” as such term is defined in Rule 501(a) under the Securities Act in offshore transactions (as defined in Rule 902 under Regulation S of the Securities Act), based upon representation made by such investors.

On March 25, 2014 we issued 135,657 Units at $0.30 per Unit for gross proceeds of $40,697 pursuant to the exercise of warrants by 1 of our previously subscribed foreign accredited investors. We relied upon Rule 506 of Regulation D and/or Regulation S of the Securities Act as these securities were issued to foreign investors who are “accredited investors,” as such term is defined in Rule 501(a) under the Securities Act in offshore transactions (as defined in Rule 902 under Regulation S of the Securities Act), based upon representation made by such investors.

Item 3. Defaults upon Senior Securities

None

Item 4. Mine Safety Disclosures

Not applicable

Item 5. Other Information

None

Item 6. Exhibits

Exhibit No.	Description of Exhibit
2.1	Asset Purchase Agreement dated October 17, 2012 (1)
3.1	Articles of Incorporation (2)
3.2	Certificate of Amendment to Articles of Incorporation (3)
3.3	Bylaws (2)
10.1	2013 Incentive Award Plan (4)
31.1	Certification of Chief Executive Officer pursuant to Exchange Act Rule 13a-14(a)/15d-14(a)*
31.2	Certification of Chief Financial Officer pursuant to Exchange Act Rule 13a-14(a)/15d-14(a)*
32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350**
101 .INS	XBRL Instance Document*
101 .SCH	XBRL Taxonomy Extension Schema Document*
101 .CAL	XBRL Taxonomy Calculation Linkbase Document*
101 .DEF	XBRL Taxonomy Extension Definition Linkbase Document*
101 .LAB	XBRL Taxonomy Label Linkbase Document*
101 .PRE	XBRL Taxonomy Presentation Linkbase Document*
1.	Incorporated herein by reference to the Registration Statement on Form S-1/A filed on February 14, 2013.
2.	Incorporated herein by reference to the Registration Statement on Form S-1 filed on December 24, 2012.
3.	Incorporated herein by reference to the Current Report on Form 8-K filed on October 29, 2013.
4.	Incorporated herein by reference to the Annual Report on Form 10-K filed on March 31, 2014.

* Filed herewith

**Furnished herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Spriza, Inc.

Date:	May 14, 2014

By:	/s/ Rob Danard
Rob Danard
Title:	Chief Executive Officer and Director