Form 10-Q
period 2014-06-30
SPRIZA, INC.
filed 2014-08-14
CIK 1565248

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

 FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED: JUNE 30, 2014

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
YES [   ]  NO [X]

As of August 14, 2014, there were 67,618,934 shares of our common stock issued and outstanding.

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

YOU SHOULD NOT PLACE UNDUE RELIANCE ON THESE FORWARD-LOOKING STATEMENTS

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

These financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and the SEC’s instructions to Form 10-Q. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. Operating results for the interim period ended June 30, 2014 are not necessarily indicative of the results that can be expected for the full year.

Spriza, Inc.
Condensed Balance Sheets
(Unaudited)

	June 30, 2014 $	December 31, 2013 $
ASSETS

Current Assets:

Cash	109,844	483,539
Accounts receivable	19,608	-

Total Current Assets	129,452	483,539

Property and equipment, net of accumulated depreciation of $7,645 and $4,271, respectively (Note 4)	26,095	24,638
Other assets
Intangible assets, net of accumulated amortization of $30,638 and $2,236, respectively (Note 4)	312,981	284,132
Restricted cash	10,000	10,000
Deposits	2,737	-
Total Other Assets	325,718	294,132
Total Assets	481,265	802,309

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities:
Accounts payable and accrued liabilities	17,633	42,334
Total Current Liabilities	17,633	42,334

Contingencies (Notes 1 and 3)	-	-

Stockholders’ Equity

Preferred Stock, 10,000,000 shares authorized, $0.0001 par value, no shares issued and outstanding	-	-
Common Stock, 190,000,000 shares authorized, $0.0001 par value, 67,618,934 and 65,942,477 shares issued and outstanding, respectively (Note 5)	6,762	6,594
Additional Paid in Capital	1,672,342	1,257,720
Accumulated deficit	(1,215,472)	(504,339)
Total Stockholders’ Equity	463,632	759,975
Total Liabilities and Stockholders’ Equity	481,265	802,309

(See Notes to Unaudited Condensed Financial Statements)

Spriza, Inc.
Condensed Statements of Operations
(Unaudited)

	Three Months Ended June 30, 2014	Three Months Ended June 30, 2013	Six Months Ended June 30, 2014	Six Months Ended June 30, 2013
	$	$	$	$
Revenue	-	-	-	-

Expenses
Branding and marketing	22,668	20,501	48,254	27,659
Consulting	53,814	20,325	97,647	22,325
Consulting – related party	34,103	20,210	75,042	21,216
Depreciation and amortization	20,608	1,380	34,012	1,380
General and administrative	15,793	6,362	29,489	6,773
Professional fees	84,006	1,121	157,960	24,077
Regulatory fees	5,730	14,129	12,112	14,766
Stock based compensation	77,851	-	191,393	-
Travel	44,959	4,473	65,224	4,473

Total Operating Expenses	359,532	88,501	711,133	122,669

Net (Loss) before Other Expense	(359,532)	(88,501)	(711,133)	(122,669)

Other Expense
Interest expense	-	(4,024)	-	(4,124)
Net (Loss)	(359,532)	(92,525)	(711,133)	(126,793)

Net (Loss) Per Share – Basic and Diluted	(0.00)	(0.00)	(0.00)	(0.00)

Weighted Average Shares Outstanding – Basic and Diluted	67,618,934	44,956,000	65,275,194	42,989,000

(See Notes to Unaudited Condensed Financial Statements)

Spriza, Inc.
Condensed Statements of Cash Flows
(Unaudited)

	For the Six Months Ended
	June 30,
	2014	2013
	$	$
Operating Activities
Net loss	(711,133)	(126,793)
Adjustments to reconcile net loss to net cash (used) by operating activities:
Depreciation and amortization	34,012	1,380
Stock-based compensation	191,393	-
Changes in operating assets and liabilities:
(Increase) in other assets	(2,737)	-
(Increase) in accounts receivable	(19,608)
(Decrease) increase in accounts payable and accrued expenses	(24,701)	1,733

Net Cash (Used) in Operating Activities	(532,774)	(123,680)

Investing Activities
Restricted cash	(10,000)	-
Purchase of equipment	(4,832)	(3,910)
Additions to intangible assets	(59,486)	(55,474)

Net Cash (Used) in Investing Activities	(74,318)	(59,384)

Financing Activities
Short-term loan proceeds	-	405,000
Repayment of short-term loans	-	(25,000)
Proceeds from the issuance of common stock	223,397	100,000

Net Cash Provided by Financing Activities	223,397	480,000

(Decrease) Increase in Cash	(383,695)	296,935

Cash - Beginning of Period	493,539	2,440

Cash - End of Period	109,844	299,375

Non-cash Financing and Investing Activities:
Short-term loans and interest settled for shares	-	-
Acquisition of assets for common shares	-	-

Supplemental Disclosures:
Interest paid	-	-
Income taxes paid	-	-

Spriza, Inc.
Notes to Condensed Financial Statements
(Unaudited)

1.	Nature of Operations

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

On June 10, 2014, the FASB published Accounting Standards Update No. 2014-10 “ASU No. 2014-10”, Development Stage Entities (Topic 915): Elimination of Certain Financial Reporting Requirements, Including an Amendment to Variable Interest Entities Guidance in Topic 810, Consolidation. ASU No. 2014-10 removes the definition of a development stage entity from the Master Glossary of the Accounting Standards Codification, thereby removing the financial reporting distinction between development stage entities and other reporting entities from U.S. GAAP. In addition, the amendments eliminate the requirements for development stage entities to (1) present inception-to-date information in the statements of income, cash flows, and shareholder equity, (2) label the financial statements as those of a development stage entity, (3) disclose a description of the development stage activities in which the entity is engaged, and (4) disclose in the first year in which the entity is no longer a development stage entity that in prior years it had been in the development stage. The amendments also clarify that the guidance in Topic 275, Risks and Uncertainties, is applicable to entities that have not commenced planned principal operations. ASU No. 2014-10 will be applied retrospectively and will be effective for public business entities in interim and annual periods beginning after December 15, 2014. The requirements will be effective for nonpublic business entities for annual periods beginning after December 15, 2014, and interim and annual periods thereafter. However, both public and nonpublic entities will have additional time to adopt the amendments to ASC 810. Early adoption is permitted in all cases. We have applied ASU No. 2014-10 retrospectively by eliminating the inception to date column in our statements of operations and cash flows.

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

On May 15, 2013 we contracted a San Francisco consulting firm with technology development capabilities in the Philippines to complete the redevelopment of our technology platform. On December 1, 2013 we completed SPRIZA™ and on March 18, 2014 unveiled it to the public with real-time contests being run. SPRIZA™ includes: subscriber portal, mobile device support, do-it-yourself platform and tools allowing us to develop a database of concurrent customers and users. During the six months ended June 30, 2014 we spent $59,486 on completion of this project and have allocated the cost to intellectual property.

5.	Common Stock

During the second quarter of 2014 the Company did not issue any common shares.

6.	Warrants

As at June 30, 2014 we had 3,308,634 common share purchase warrants outstanding having an average exercise price of $0.30 per common share and having an average expiration date of 2.17 years.

7.	Stock-based Compensation

On October 29, 2013, we granted 4,550,000 stock options to directors, officers and employees to acquire 4,550,000 common shares at $0.15 per share having an option life of five years. A total of 25% vested on April 30, 2014, with a further 25% vesting on each of October 31, 2014, April 30, 2015 and October 31, 2015. During Q2-2014 we recorded stock-based compensation of $77,851 (Q2-2013 - $nil).

The following table summarizes the continuity of our stock options:

	Number of Options	Weighted Average Exercise Price	Weighted-Average Remaining Contractual Term (years)	Aggregate Intrinsic Value
		$		$
Outstanding, December 31, 2013	4,550,000	0.15

Granted	-	-

Outstanding, June 30, 2014	4,550,000	0.15	4.34	2,684,500

Exercisable, June 30, 2014	2,275,000	0.15	-	-

A summary of the changes of the Company’s non-vested stock options is presented below:

	Number of Options	Weighted Average Grant Date Fair Value
		$
Non-vested at December 31, 2013	3,412,500	0.10
Granted	-	-
Vested	1,137,500	-

Non-vested at June 30, 2014	2,275,000	0.10

As at June 30, 2014, there was $250,407 of unrecognized compensation cost related to non-vested stock options expected to be recognized over a weighted average period of 1.25 years.

8.	Related Party Transactions

The President and Chief Executive Officer of the Company was paid a total of $29,419 and $61,393 during the three months and six months ended June 30, 2014, respectively (2013 - $20,210 and $90,041, respectively). The Chief Financial Officer of the Company was paid a total of $4,683 and $9,171 during the three months and six months ended June 30, 2014, respectively (2013 -$Nil).

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

Business goals and milestones

We have completed or advanced, over the past few months, the following business goals and milestones:

  we contracted a San Francisco consulting firm with development capabilities in the Philippines to develop SPRIZA™. We have completed this project and launched our site on March 18, 2014. This new version includes: contest portal, contest profiles, contest functionality, contest subscriber ability, subscriber portal, subscriber account setup and profiles, user functionality, and sharing capabilities database architecture, with querying, reporting and analytics. During the quarter ended June 30, 2014 we spent $59,032 on this project and have allocated the cost to intellectual property; we are working on: mobile device support, do-it-yourself platform and tools;
  we have launched our corporate splash page in preparation of our corporate website which has been completed and is available to the public at www.spriza.com;
  we have completed our SPRIZA™ rebranding project including media kit, sales and marketing packages and corporate peripherals;
  we entered into a partnership with Digital marketing Philippines to serve the Philippine market with its social sharing contest marketing programs;
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

Business strategy

Secure Necessary Funds

As at June 30, 2014 we had $109,844 in available cash and $10,000 in restricted cash pursuant to our merchant service agreement. We will require $1,000,000 of additional funds during the remainder of fiscal 2014 to continue to aggressively grow our business and execute our 2014 business plan and to make strategic acquisitions.

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

The discussion that follows is derived from our unaudited balance sheets as of June 30, 2014 and December 31, 2013 and the unaudited statements of operations and cash flows for the three and six months ended June 30, 2014.

Results of Operations

During the six months ended June 30, 2014 we produced several contests as a proof of concept to showcase the platforms design and functionality to interested advertising parties. We did not receive revenue from these contests but did receive valuable user signups and data in the process. These contests were produced by us and prizes were sponsored by participating vendors.

Going forward we have initiated revenues in July of 2014 and we are building on increasing revenues through the second half of this fiscal year.

Results of Operations for the three months ended June 30, 2014 and 2013

The net loss for Q2-2014 was $359,532 compared to a net loss of $92,525 for Q2-2013 an increase of $267,007. This increase was due to the development and growth of the Company in the current fiscal year as compared to incurring only professional fees to organize our Company and obtain a public listing in 2013.

In Q2-2014 we incurred $359,532 in operating expenses (Q2-2013 - $88,501). During Q2-2014 operating expenses consisted of: $77,851 (Q2-2013 - $Nil) of stock-based compensation due to the vesting of options granted under our 2013 Incentive Award Plan; $87,917 (Q2-2013 - $40,535) in consulting fees and salaries including $29,419 (Q2-2013 - $20,210) paid to our Chief Executive Officer; $4,683  paid to our Chief Financial Officer (Q2-2013 - $Nil); $22,668 (Q2-2013 - $20,501) in branding and marketing; $5,730 (Q2-2013 - $14,129) in regulatory fees, $84,006 (Q2-2013 - $1,121) in professional fees including legal and accounting fees, $44,959 (Q2-2013 - $4,473) in travel and $15,793 (Q2-2013 - $6,362) in general and administrative expenses. We incurred 20,608 (Q2-2013 - $1,380) in depreciation and amortization of property and equipment and $18,921 in intangible assets (Q2-2013 - $Nil). We expect that operating expenses will increase as we are able to raise capital and further our business operations.

Results of Operations for the six months ended June 30, 2014 and 2013, 1H-2014/2013

The net loss for 1H-2014 was $711,133 compared to a net loss of $126,793 for 1H-2013 an increase of $584,340. This increase was due to the development and growth of the Company over the comparative twelve months as 2013 was an organizational year incurring only professional fees to organize our Company and obtain a public listing in 2013.

In 1H-2014 we incurred $711,133 in operating expenses (1H-2013 - $122,669). During 1H-2014 operating expenses consisted of: $191,393 (1H-2013 - $Nil) of stock-based compensation due to the vesting of options granted under our 2013 Incentive Award Plan; $172,689 (1H-2013 - $43,541) in consulting fees and salaries including $61,393 (1H-2013 - $90,041) paid to our Chief Executive Officer; $9,171  paid to our Chief Financial Officer (1H-2013 - $Nil); $48,254 (1H-2013 - $27,659) in branding and marketing; $12,112 (1H-2013 - $14,766) in regulatory fees, $157,960 (1H-2013 - $24,077) in professional fees including legal and accounting fees, $65,224 (1H-2013 - $4,473) in travel and $29,489 (1H-2013 - $6,773) in general and administrative expenses. We incurred $34,012 (1H-2013 - $1,380) in depreciation and amortization of property and equipment and $30,638 in intangible assets (1H-2013 - $Nil). We expect that operating expenses will increase as we are able to raise capital and further our business operations.

Liquidity and Capital Resources

As at June 30, 2014, working capital was $111,819. Our available cash on hand was $109,844. During 2014 our available and restricted cash position decreased by $383,695 to $109,844. Accounts receivable at June 30, 2014 was $19,608 compared to $Nil for June 30, 2013. Subsequent to June 30, 2014, and up to August 14, 2014 we have not received any additional funding.

The following table sets forth the major sources and uses of cash for the six months ended June 30, 2014 and 2013:

	2014 $	2013 $
Net cash used in operating activities	(532,774)	(123,680)
Net cash used in investing activities	(74,318)	(59,384)
Net cash provided by financing activities	223,397	480,000
Net increase (decrease) in cash	(383,695)	296,935

Cash Used in Operating Activities

During 1H-2014 operating activities used $532,774 in cash (1H-2013 - $123,680). Use of cash was primarily attributable to funding the net loss of $711,133 (2013 - $126,793) offset by a non-cash charge of $34,012 (1H-2013 - $1,380) for depreciation and amortization and a non-cash charge of $191,393 for stock-based compensation (1H-2013 - $Nil).

Cash Used in Investing Activities

During 1H-2014 we spent $74,318 (2013 - $59,384) in investing activities. During 1H-2014 we spent 4,832 acquiring equipment and $59,486 developing intangible assets (2013 - $3,910 and $55,474, respectively).

Cash from Financing Activities

During 1H-2014 financing activities provided $223,397 (1H-2013 - $480,000) in cash consisting of:

  $182,700 received pursuant to our $0.25 Unit non-brokered private placement; and
  $40,697 of which $36,820 was received from the exercise of 135,657 warrants at $0.30 per warrant share, with a balance due of $3,877

Need for Additional Capital

We have $109,844 in unrestricted cash at June 30, 2014 and will require $1,000,000 of additional capital to achieve our 2014 operating plan.

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

Item 4.     Controls and Procedures

Disclosure Controls and Procedures

We carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of June 30, 2014.  This evaluation was carried out under the supervision and with the participation of our Chief Executive Officer and our Chief Financial Officer.  Based upon that evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that, as of June 30, 2014, our disclosure controls and procedures were not effective due to the presence of material weaknesses in our internal control over financial reporting.A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis. Management has identified the following material weaknesses which have caused management to conclude that, as of June 30, 2014, our disclosure controls and procedures were not effective: (i) inadequate segregation of duties and effective risk assessment; and (ii) insufficient written policies and procedures for accounting and financial reporting with respect to the requirements and application of both US GAAP and SEC guidelines.

Remediation Plan to Address the Material Weaknesses in Internal Control over Financial Reporting

Limitations on the Effectiveness of Controls: Our Board of Directors and management, including our Chief Executive Officer and Chief Financial Officer, do not expect that our disclosure controls and procedures or internal control over financial reporting will prevent all errors and all fraud. Controls, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the controls are met. Further, we believe that the design of prudent controls must reflect appropriate resource constraints, such that the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all controls, there can be no absolute assurance that all control issues and instances of fraud, if any, applicable to us have been or will be detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple errors or mistakes. Additionally, controls can be circumvented by the individual acts of some individuals, by collusion of more than one person, or by management override of the control. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions; over time, controls may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

Evaluation: An evaluation was performed under the supervision and with the participation of the Company’s management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as required by Rules 13a-15(b) and 15d-15(b) of the Exchange Act. Based upon that evaluation, the Company’s management, including our Chief Executive Officer and Chief Financial Officer, concluded that, at June 30, 2014, the Company’s disclosure controls and procedures were effective at the reasonable assurance level in ensuring that information required to be disclosed in Company reports filed under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms and (ii) accumulated and communicated to management, including the Company’s Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

We plan to take steps to enhance and improve the design of our internal control over financial reporting.  Additionally we plan to continually adopt sufficient written policies and procedures for accounting and financial reporting.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the three months ended June 30, 2014 that have materially affected, or are reasonable likely to materially affect, our internal control over financial reporting.

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

None.

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

Spriza, Inc.

Date:	August 14, 2014

By:	/s/ Rob Danard
Rob Danard
Title:	Chief Executive Officer and Director