Form 10-Q
period 2014-09-30
SPRIZA, INC.
filed 2014-11-17
CIK 1565248

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

 FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED: SEPTEMBER 30, 2014

OR

[  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number: 333-185669

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
YES [ X ]   NO [  ]

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
YES [   ]  NO [X]

As of November 14, 2014, there were 67,718,934 shares of our common stock issued and outstanding.

SPRIZA, INC.
FORM 10-Q

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

YOU SHOULD NOT PLACE UNDUE RELIANCE ON THESE FORWARD-LOOKING STATEMENTS

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

These financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and the SEC’s instructions to Form 10-Q. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. Operating results for the interim period ended September 30, 2014 are not necessarily indicative of the results that can be expected for the full year.

Spriza, Inc.
Condensed Balance Sheets

	September 30, 2014 $	December 31, 2013 $
ASSETS	(Unaudited)

Current Assets:

Cash	27,943	483,539
Cash – restricted	10,000	10,000
Accounts Receivable	43,348	-

Total Current Assets	81,291	493,539

Property and equipment, net of accumulated depreciation of $9,332 and $4,271, respectively (Note 4)	24,409	24,638
Other assets
Intangible assets, net of accumulated amortization of $56,345 and $2,236, respectively (Note 4)	330,591	284,132
Deposits	2,737	-
Total Other Assets	357,737	284,132
Total Assets	439,028	802,309

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities:
Accounts payable and accrued liabilities	35,231	42,334
Total Current Liabilities	35,231	42,334

Contingencies (Notes 1 and 3)

Stockholders’ Equity

Preferred Stock, 10,000,000 shares authorized, $0.0001 par value, no shares issued and outstanding	-	-
Common Stock, 190,000,000 shares authorized, $0.0001 par value, 65,942,477 and 41,0000,000 issued and outstanding, respectively (Note 6) 67,718,934 and 65,942,477 shares issued and outstanding, respectively	6,772	6,594

Additional Paid in Capital	1,782,666	1,257,720
Accumulated Deficit During the Development Stage	(1,385,641)	(504,339)
Total Stockholders’ Equity	403,797	759,975
Total Liabilities and Stockholders’ Equity	439,028	802,309

(See Notes to Unaudited Condensed Financial Statements)

Spriza, Inc.
Condensed Statements of Operations
(Unaudited)

	Three Months Ended September 30, 2014	Three Months Ended September 30, 2013	Nine Months Ended September 30, 2014	Nine Months Ended September 30, 2013
	$	$	$	$
Revenue	46,848	7,000	46,848	7,000

Expenses
Branding and marketing	8,063	-	56,317	27,659
Consulting	46,464	18,487	144,112	40,813
Consulting – related party	18,293	32,157	93,335	53,373
Depreciation and amortization	25,159	1,445	59,170	2,826
General and administrative	24,257	3,391	65,324	10,163
Professional fees	23,420	7,202	181,380	31,279
Regulatory fees	327	954	12,439	15,720
Stock based compensation	60,334	-	251,727	-
Travel	10,774	6,889	64,421	11,363

Total Operating Expenses	(217,092)	(70,525)	(928,225)	(193,196)

Net (Loss) before Other Expense	(170,244)	(63,525)	(881,377)	(186,196)

Other Income (Expense) Interest Income	74	-	74	-
Interest expense	-	(4,854)	-	(8,977)
Net (Loss)	(170,170)	(68,379)	(881,303)	(195,173)
		-
Net (Loss) Per Share – Basic and Diluted	(0.00)	(0.00)	(0.00)	(0.00)

Weighted Average Shares Outstanding – Basic and Diluted	67,636,325	61,703,000	66,766,442	49,295,000

(See Notes to Unaudited Condensed Financial Statements)

Spriza, Inc.
Condensed Statements of Cash Flows
(Unaudited)

	For the Nine Months Ended
	September 30, 2014
	2014	2013
	$	$
Operating Activities

Net loss	(881,303)	(195,173)
Adjustments to reconcile net loss to
net cash (used) by operating activities:
Depreciation and amortization	59,170	2,826
Stock-based compensation	251,727	-
Changes in operating assets and liabilities:
(Increase) in other assets	(2,737)	-
(Increase) decrease in accounts receivable	(43,348)	-
(Decrease) increase in accounts payable and accrued expenses	(7,103)	16,068

Net Cash (Used) in Operating Activities	(623,593)	(176,279)

Investing Activities

Restricted cash	(10,000)	-
Purchase of equipment	(4,832)	(3,910)
Additions to intangible assets	(100,568)	(173,470)

Net Cash (Used) in Investing Activities	(115,400)	(177,380)

Financing Activities

Short-term loan proceeds	-	405,000
Repayment of short-term loans	-	(25,000)
Proceeds from the issuance of common stock	273,397	100,000

Net Cash Provided by Financing Activities	273,397	480,000

(Decrease) Increase in Cash	(465,596)	126,341

Cash - Beginning of Period	493,539	2,440

Cash - End of Period	27,943	128,781

Non-cash Financing and Investing Activities:

Short-term loans and interest settled for shares	-	-
Acquisition of assets for common shares	-	-

Supplemental Disclosures:

Interest paid	-	-
Income taxes paid	-	-

Spriza, Inc.
Notes to Condensed Financial Statements
(Unaudited)

1.	Basis of Presentation

The condensed interim financial statements included herein, presented in accordance with United States generally accepted accounting principles and stated in US dollars, have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading.

These statements reflect all adjustments, consisting of normal recurring adjustments, which, in the opinion of management, are necessary for fair presentation of the information contained therein. It is suggested that these interim financial statements be read in conjunction with the financial statements of the Company for the period ended December 31, 2013 and notes thereto included in the Company's Form 10-K. The Company follows the same accounting policies in the preparation of interim reports.

Results of operations for the interim periods are not indicative of annual results.

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

Revenue Recognition

Revenue is recognized in accordance with Accounting Standard Codification (ASC) 605-10 (previously Securities and Exchange Commission Staff Accounting Bulletin No. 104, Revenue Recognition). We recognize revenue when the following criteria are met: persuasive evidence of an arrangement exists; delivery has occurred; the selling price is fixed or determinable; and collection is reasonably assured. The revenues are derived from the agreements with the businesses that utilize the online contest platform developed by the Company.

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

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. We have begun operations but have not generated significant revenue to date. These conditions give rise to doubt about our ability to continue as a going concern. These financial statements do not include adjustments relating to the recoverability and classification of reported asset amounts or the amount and classification of liabilities that might be necessary should we be unable to continue as a going concern. Our continuation as a going concern is dependent upon our ability to obtain additional financing and to generate profits and positive cash flow. We will require a cash injection of $1,000,000 over the next twelve months to continue to grow our business. F-5

4.	Property and Equipment and Intangible Assets

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

On May 15, 2013 we contracted a San Francisco consulting firm with technology development capabilities in the Philippines to complete the redevelopment of our technology platform. On December 1, 2013 we completed SPRIZA™ and on March 18, 2014 unveiled it to the public with real-time contests being run. SPRIZA™ includes: subscriber portal, mobile device support, do-it-yourself platform and tools allowing us to develop a database of concurrent customers and users. During the nine months ended September 30, 2014 we spent $101,107 on completion of this project and have allocated the cost to intellectual property.

5.	Common Stock

During the third quarter of 2014 the Company issued 100,000 common shares for proceeds of $50,000 from a non-brokered private placement.

6.	Warrants

As at September 30, 2014 we had 3,308,634 common share purchase warrants outstanding having an average exercise price of $0.30 per common share and having an average expiration date of 2.86 years.

7.	Stock-based Compensation

On October 29, 2013, we granted 4,550,000 stock options to directors, officers and employees to acquire 4,550,000 common shares at $0.15 per share having an option life of five years. A total of 25% vested on April 30, 2014, with a further 25% vesting on each of October 31, 2014, April 30, 2015 and October 31, 2015. During Q3-2014 we recorded stock-based compensation of $60,334 (Q3-2013 - $nil).

The following table summarizes the continuity of our stock options:

	Number of Options	Weighted Average Exercise Price	Weighted-Average Remaining Contractual Term (years)	Aggregate Intrinsic Value
		$		$
Outstanding, December 31, 2013	4,550,000	0.15

Granted	-	-

Outstanding, September 30, 2014	4,550,000	0.15	4.34	2,684,500

Exercisable, September 30, 2014	2,275,000	0.15	-	-

A summary of the changes of the Company’s non-vested stock options is presented below:

	Number of Options	Weighted Average Grant Date Fair Value
		$
Non-vested at December 31, 2013	3,412,500	0.10
Granted	-	-
Vested	1,137,500	-

Non-vested at September 30, 2014	2,275,000	0.10

As at September 30, 2014, there was $112,227 of unrecognized compensation cost related to non-vested stock options expected to be recognized over a weighted average period of 1.25 years.

8.	Related Party Transactions

The President and Chief Executive Officer of the Company was paid a total of $18,320 during the three months ended September 30, 2014 and $79,713 during the nine months ended September 30, 2014, (2013 -Q3 - $32,157 and $53,373 for the nine month period). The Chief Financial Officer of the Company was paid a total of $4,451 during Q3 - 2014 and $13,622 for the nine months ended September 30, 2014, (2013 -$Nil).

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

The contest subscriber website is www.spriza.com where users are able to create an account, set personal preferences, link to their social media profiles and consume, share and engage in branded contests throughout North America. This site has three main sections: open contests they are participating in, closed contests they previously participated in and current and available contests that can be searched or screen based on personal preferences. Within each section individuals will be served promotional materials, deals, and advertising relevant to that brand  and personal preference. Each section will likely contain short videos on the brand experience, to explain what the brand experience offers if customers win and a video of the winners sharing and consuming the winning brand experience.

We email our www.Spriza.com subscribers contest offers that are targeted by location and personal preferences. Consumers can also access our contests directly through our website and mobile applications. We expect that new subscribers will be driven to Spriza™ through all digital advertising efforts such as paid, search, social, mobile, location, email and, where essential, traditional methods. All contests will initially be seeded throughout our database of subscribers but also promoted through our client’s social media assets and client lists thus driving up our total subscribers.

A typical contest might offer an all-inclusive weekend at a brand name hotel in Las Vegas and a set of brand name golf clubs. Contests would immediately be pushed out and shared by golf lovers and enthusiasts from one personal contact to another. The advantage of our SPRIZA™ platform is that each contestant in the winning referral chain is a winner and in this example goes on the trip and all share the experience together. We anticipate that this experience will be documented and distributed through social media to all the contestants that participated as a further means of advertising for our clients. We believe that seeing winning participants consume the incentive adds further validation and credibility to our SPRIZA™ platform and capabilities and allows our clients to further leverage their media assets. We earn upfront fees from the brands for the campaign, online advertising fees and on some contests we can also earn additional affiliate revenue by promoting “after-campaign” deals and incentives to this group throughout the year.

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

Business goals and milestones

We have completed or advanced, over the past few months, the following business goals and milestones:

  We have made several improvements to the current version of the platform including a new contest portal, contest profiles, contest functionality, contest modules, subscriber portal, subscriber account setup and profiles, user functionality, Group Sharing, Spriza rewards tracking, aggregate contest functionality, database architecture, with querying, reporting and analytics.
  We continue to develop the mobile device support, do-it-yourself platform and tools. Our corporate page is located at www.spriza.com; we have completed our SPRIZA trademark for the US and have started the trademark process throughout Canada.
  Recently Closed Contests - Apple Go-Pro promotion. - Get Fameus Hollywood Experience - "Ultimate Stampede Experience", MembersCanada.com (Cash & Condo), Moms Awesome (cheeseanything.com).
  During this quarter we launched Rock and Roll Fantasy Camp Canada in partnership with Mantaray Creative & World Wide Music Ventures. Gene Simmons is the featured RockStar at the event. We have also launched many large brands through our aggregate platform. Brands include the UFC, NFL and Sandals Resort. We now have the ability to serve contests from all over the world. Also this quarter we have signed a Statement of Work with Double Down Interactive LLC in conjunction with The Hard Rock Resort.
  Current contests: T-Link Golf Experience, Rock n Roll Fantasy Camp, and the upcoming Double Down Interactive contest.
  We are completing discussions with a large Philippines based advertising agency that represents industry Leading brands such as Disney, GM, American Express, Adidas & Maserati to name a few.
  Since last quarter we have been in discussions with several mobile gaming companies in the US. These discussions continue to evolve.
  We are engaged in ongoing sales activity with clients that include a team in the National Hockey League, a film and television production studio, a 3D printing company and an electronic security company. We are in the final stages of completing a North American wide marketing campaign, which will focus on driving the participation of prospective Fortune 500 companies and large corporate sponsorship to the contest platform.

Business strategy

Secure Necessary Funds

As at September 30, 2014 we had $27,943 in available cash and $10,000 in restricted cash pursuant to our merchant service agreement. We also have $43,348 in accounts receivable as at September 30, 2014. We will require $1,000,000 of additional funds during the remainder of fiscal 2014 to continue to aggressively grow our business and execute our 2015 business plan and to make strategic acquisitions. During the three month period ended September 30, 2014 the Company conducted a private placement and received $50,000 by issuing 100,000 common shares to two accredited investors.

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

The discussion that follows is derived from our unaudited balance sheets as of September 30, 2014 and December 31, 2013 and the unaudited statements of operations and cash flows for the three and nine months ended September 30, 2014 and December 31, 2013.

Results of Operations

During the nine months ended September 30, 2014 we produced several contests as a proof of concept to showcase the platform’s design and functionality to interested advertising parties. We generated $46,848 in revenues during the third quarter of which $43,348 is booked to accounts receivable. We were also focused on  proving our platform and received valuable user signups and data in the process. These contests were produced by us and prizes were sponsored and paid for by the participating vendors.

One notable client has initiated a contest hosted and branded by Spriza in October of 2014; Mantaray Creative and World Wide Music Ventures are producing the first Ultimate Rock n Roll Fantasy Camp Contest in Canada.

Results of Operations for the three months ended September 30, 2014 and 2013

The net loss for the third quarter of 2014 was $170,170 compared to a net loss of $68,379 for Q3-2013 an increase of $101,791. This increase was due to the development and growth of the Company in the current fiscal year as compared to incurring only professional fees to organize our Company and obtain a public listing in 2013.

In Q3-2014 we incurred $217,092 in operating expenses (Q3-2013 - $70,525). During Q3-2014 operating expenses consisted of: $60,334 (Q3-2013 - $Nil) of stock-based compensation due to the vesting of options granted under our 2013 Incentive Award Plan; $64,757 (Q3-2013 - $50,644) in consulting fees and salaries including $18,320 (Q3-2013 - $32,157) paid to our Chief Executive Officer; $4,451  paid to our Chief Financial Officer (Q3-2013 - $Nil); $8,063 (Q3-2013 - $Nil) in branding and marketing; $327 (Q3-2013 - $954) in regulatory fees, $23,420 (Q3-2013 - $7,202) in professional fees including legal and accounting fees, $10,774 (Q3-2013 - $6,889) in travel and $24,257 (Q3-2013 - $3,391) in general and administrative expenses. We incurred 25,159 (Q3-2013 - $1,445) in depreciation and amortization of property and equipment and $11,248 in intangible assets (Q3-2013 - $Nil). We expect that our administrative and operating expenses will continue to increase as we further our business operations.

Results of Operations for the nine months ended September 30, 2014 and 2013, 9 Month-2014/2013

The net loss for the nine months ended September 30, 2014 was $881,303 compared to a net loss of $195,173 for 9 Month-2013 an increase of $686,130. This increase was due to the development and growth of the Company over the comparative twelve months as 2013 was an organizational year incurring only professional fees to organize our Company and obtain a public listing in 2013.

In 9 Month-2014 we incurred a net loss of $881,303 (9 Month-2013 - $195,173). During 9 Month-2014 total operating expenses consisted of: $928,225 (9 Month-2013 - $193,196), $251,727 (9 Month-2013 - $Nil) of stock-based compensation due to the vesting of options granted under our 2013 Incentive Award Plan; $237,447 (9 Month-2013 - $94,186) in consulting fees and salaries including $79,713 (9 Month-2013 - $53,373) paid to our Chief Executive Officer; $13,622 paid to our Chief Financial Officer (9 Month-2013 - $Nil); $56,317 (9 Month-2013 - $27,659) in branding and marketing; $12,439 (9 Month-2013 - $15,720) in regulatory fees, $181,380 (9 Month-2013 - $31,279) in professional fees including legal and accounting fees, $64,421 (9 Month-2013 - $11,363) in travel and $65,324 (9 Month-2013 - $10,163) in general and administrative expenses. We incurred $59,170 (9 Month-2013 - $2,826) in depreciation and amortization of property and equipment and $101,107 in intangible assets (9 Month-2013 - $Nil). We expect that operating expenses will continue to increase as we expand our business operations.

Liquidity and Capital Resources

As at September 30, 2014, working capital was $46,060. Our available cash on hand was $27,943. During 2014 our available and restricted cash position decreased by $465,596 to $37,943. Accounts receivable at September 30, 2014 was $43,348 compared to $Nil for September 30, 2013. We will require $1,000,000 of additional funds during the remainder of fiscal 2014 to continue to aggressively grow our business and execute our 2015 business plan and to make strategic acquisitions.

The following table sets forth the major sources and uses of cash for the nine months ended September 30, 2014 and 2013:

	2014 $	2013 $
Net cash used in operating activities	(623,593)	(176,279)
Net cash used in investing activities	(115,400)	(177,380)
Net cash provided by financing activities	273,397	480,000
Net increase (decrease) in cash	(465,596)	126,341

Cash Used in Operating Activities

During 9 Month-2014 operating activities used $623,593 in cash (9 Month-2013 - $176,279). Use of cash was primarily attributable to funding the net loss of $881,303 (9 Month-2013 - $195,173) offset by a non-cash charge of $59,170 (9 Month-2013 - $2,826) for depreciation and amortization and a non-cash charge of $251,727 for stock-based compensation (9 Month-2013 - $Nil).

Cash Used in Investing Activities

During 9 Month-2014 we spent $115,400 (2013 - $177,380) in investing activities. During 9 Month-2014 we spent $4,832 acquiring equipment and $100,568 developing intangible assets (2013 - $3,910 and $173,470, respectively).

Cash from Financing Activities

During 9 Month-2014 financing activities provided $273,397 (9 Month-2013 - $480,000) in cash consisting of:

  $182,700 received pursuant to our $0.25 Unit non-brokered private placement; and
  $40,697 of which $36,820 was received from the exercise of 135,657 warrants at $0.30 per warrant share, with a balance due of $3,877
  $50,000 received pursuant to our $0.50 Unit non-brokered private placement.

Need for Additional Capital

We have $27,943 in unrestricted cash at September 30, 2014 and we will require $1,000,000 of additional funds during the remainder of fiscal 2014 to continue to aggressively grow our business and execute our 2015 business plan and to make strategic acquisitions.

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

Item 4.     Controls and Procedures

Disclosure Controls and Procedures

We carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of September 30, 2014.  This evaluation 7was carried out under the supervision and with the participation of our Chief Executive Officer and our Chief Financial Officer.  Based upon that evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that, as of September 30, 2014, our disclosure controls and procedures were not effective due to the presence of material weaknesses in our internal control over financial reporting.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis. Management has identified the following material weaknesses which have caused management to conclude that, as of September 30, 2014, our disclosure controls and procedures were not effective: (i) inadequate segregation of duties and effective risk assessment; and (ii) insufficient written policies and procedures for accounting and financial reporting with respect to the requirements and application of both US GAAP and SEC guidelines.

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

Evaluation: An evaluation was performed under the supervision and with the participation of the Company’s management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as required by Rules 13a-15(b) and 15d-15(b) of the Exchange Act. Based upon that evaluation, the Company’s management, including our Chief Executive Officer and Chief Financial Officer, concluded that, at September 30, 2014, the Company’s disclosure controls and procedures were effective at the reasonable assurance level in ensuring that information required to be disclosed in Company reports filed under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms and (ii) accumulated and communicated to management, including the Company’s Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

We plan to take steps to enhance and improve the design of our internal control over financial reporting.  Additionally we plan to continually adopt sufficient written policies and procedures for accounting and financial reporting.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the three months ended September 30, 2014 that have materially affected, or are reasonable likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

During the nine month period ended September 30, 2014 financing activities provided $273,397 (9 Month-2013 - $480,000) in cash consisting of:

  $182,700 received pursuant to our $0.25 Unit non-brokered private placement; and
  $40,697 of which $36,820 was received from the exercise of 135,657 warrants at $0.30 per warrant share, with a balance due of $3,877
  $50,000 received pursuant to our $0.50 Unit non-brokered private placement.

These funds were used for general working capital.

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

Spriza, Inc.

Date:	November 14, 2014

By:	/s/ Rob Danard
Rob Danard
Title:	Chief Executive Officer and Director