Form 10-K
period 2014-12-31
SPRIZA, INC.
filed 2015-04-15
CIK 1565248

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

 [X]  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2014

Commission File Number: 333-185669

SPRIZA, INC.
(Exact name of registrant as specified in its charter)

Nevada	90-0888324
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

111 Penn Street, El Segundo, CA 90245
 (Address of principal executive offices, including zip code)

(650) 204-7903
(Telephone number, including area code)

111 Penn Street, El Segundo, CA90245
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
Yes  [  ]   No  [X]

The aggregate market value of the voting stock held by non-affiliates of the issuer on June 30, 2014, based upon the $0.75 per share closing price of such stock on that date, was $33,769,920.

As of April 15, 2015, there were 69,616,734 shares of our common stock issued and outstanding.

Documents Incorporated by Reference: None.

SPRIZA, INC.

ANNUAL REPORT ON FORM 10K FOR THE FISCAL YEAR ENDED DECEMBER 31, 2014

CAUTIONARY NOTE REGARDING FORWARD LOOKING STATEMENTS

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

  Our ability to successfully execute on our 2015 operating plan;
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

The contest subscriber website is www.spriza.com, where users will be able to create an account, set personal preferences, link to their social media profiles and consume, share and engage in branded contests throughout North America. This site has three main sections: open contests they are participating in, closed contests they previously participated in and current and available contests that can be searched or screen based on personal preferences. Within each section individuals will be served promotional materials, deals, and advertising relevant to that brand and personal preference. Each section will likely contain short videos on the brand experience, to explain what the brand experience offers if customers win and a video of the winners sharing and consuming the winning brand experience.

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
  During the year ended December 31, 2014 we spent $115,711 on this project and have allocated the cost to intellectual property; we are working on: mobile device support, do-it-yourself platform and agency tools;
  We have launched our corporate splash page in preparation of our corporate website which has been completed and the new corporate website is available to the public at www.spriza.com;

We have completed our SPRIZA™ rebranding project including media kit, sales and marketing packages and corporate peripherals. We also completed the following achievements during 2014:

  Developed an international licensing model;
  Identified strategic partners in Asia, Europe and the United States;
  Entered into a key agreement with Digital Marketing Philippines (www.digitalmarketingphilippines.com);
  Entered into a key agreement with When in Manila (www.wheninmanila.com);
  Hosted more than 5,200 aggregated contests;
  Reached the figure 100 in the number of active contests SPRIZA™ is currently hosting;
  Generated revenues, a significant milestone in the social media space;

In 2015 SPRIZA™ launched an Android mobile phone application to be followed by an iPhone app. Achieving this objective would further enhance the user experience giving direct access anytime, anywhere similar to Facebook, Twitter and other popular social media applications.  The new app will also increase effectiveness to communicate new information, updates and location based details when required.

The Company also launched launch a Do-it-Yourself (“DIY”) contest building and toolbox platform for small and medium sized businesses in February of 2015 and an Agency Media Kit.

The DIY contest toolbox is available through Spriza’s website (www.spriza.com) and through the business user’s private account toolbox. Clients are now able to upload, self-administer and activate contests within minutes through their own Spriza step-by-step business account.

The DIY contest platform will have three pricing tiers to allow for flexibility of budgets and ease of entry onto the platform. Each tier will give the client a robust option to build-out its contest marketing strategy depending on their budget and needs. The addition of the DIY platform will allow for greater access to Spriza’s marketing tools, capable of serving the diverse needs of several business verticals. This will allow greater ease of entry and flexibility for clients to market through Spriza; thus potentially expanding the number of paying clients in our database.

The DIY toolbox platform has an extensive analytics dashboard, providing the key metrics companies are looking for in their marketing campaigns. With mounting pressure on the overall ROI of any marketing initiative, more businesses are looking to marketing platforms that offer such detailed information.

Opening the Do-it-Yourself platform will have a positive effect on Spriza’s overall user’s statistics.  The more contests that are created through different business verticals the more users will filter into the Spriza database, which in turn creates revenue through upfront fees, affiliate revenue, lead generation, downloads and coupon conversion.

We are in the final stages of completing a North American wide marketing campaign which will focus on driving the participation of prospective Fortune 500 companies and large corporate sponsorship to the contest platform.

Business strategy

Secure Necessary Funds

As at April 15, 2015 we have approximately $500,000 in cash. We will require additional funds during the remainder of fiscal 2015 to continue to aggressively grow our business and execute our 2015 business plan and to make strategic acquisitions.

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

Research and Development

On May 15, 2013 we contracted a San Francisco consulting firm with technology development capabilities in the Philippines to complete the redevelopment of our technology platform. On December 1, 2013 we completed SPRIZA™ and on March 18, 2014 unveiled it to the public with real-time contests being run and hosted. During the year ended December 31, 2014 we spent $115,711 (2013 - $227,596) on completion of this project and have allocated the cost to intellectual property.

Segment Information

We have one operating segment: contest marketing; and two geographic segments: North America and the Philippines.

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

Employees

As of April 15, 2015, we had 14 employees including 2 contractors and 4 directors.

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

We will require additional capital to achieve our 2015 operating plan. We intend to seek additional funds through private placements of our common stock or other securities. Our business plan calls for incurring ongoing expenses in staff, administration and marketing. If no additional financing is secured, we may have to significantly curtail our 2015 operating plan. If that is the case, our business will not grow as desired. Our ability to raise additional financing is unknown. We do not have any formal commitments or arrangements for the advancement of funds. Consequently, there can be no assurance that we will be able to obtain continued access to capital as and when needed or, if so, that the terms of any available financing will be subject to commercially, reasonable terms. If we are unable to raise suitable financing, our business expansion plans may be delayed and we may be unable to achieve profitable operations.

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

Since there is some doubt as to our ability to continue as a going concern, as noted in RBSM, LLP’s opinion for the year ended December 31, 2014, it may be difficult for us to effectuate our business plan.

We have incurred losses since our inception on September 17, 2012. In 2013 our net losses were $484,398 and $1,233,765 at year end December 31, 2014. We have not been successful in establishing profitable operations. Our financial statements have been prepared on a going concern basis. Unanticipated costs and expenses, or the inability to generate revenues, could require additional financing; which would be sought through the issuance of equity or debt instruments. The fact that there are going concern considerations may make raising additional funds or obtaining loans more difficult. To the extent financing is not available, we may not be able, or may be delayed in efforts, to implement our business plan or meeting our obligations. This could result in the entire loss of any investment in shares of our common stock. We will continue to evaluate our projected expenditures relative to our available cash and to evaluate additional means of financing in order to satisfy our working capital and other cash requirements. Details regarding these concerns are included in Note 3 to the financial statements included in this Report.

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

The digital and mobile technology business is highly fragmented and extremely competitive and subject to rapid change. The market for customers is intensely competitive and such competition is expected to continue to increase. We believe that our ability to compete depends upon many factors within and beyond our control, including the timing and market acceptance of new solutions and enhancements to existing businesses developed by us, our competitors, and their advisers. SPRIZA™ is an online and mobile contest platform that utilizes digital media and technology to distribute and feature local and national branded promotional campaigns. Many consumers maintain simultaneous relationships with multiple digital brands and products and can easily shift consumption from one provider to another. Our principal competitors are in segments such as the following:

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

Our progress is expected to require the full utilization of our management, financial and other resources, which to date has occurred with limited working capital. Our ability to manage growth effectively will depend on our ability to improve and expand operations, including our financial and management information systems, and to recruit, train and manage sales personnel. There can be no assurance that management will be able to manage growth effectively.

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

We are an “emerging growth company,” as defined in the Jumpstart our Business Startups Act of 2012, and we may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies, including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404(b) of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements, and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and shareholder approval of any golden parachute payments not previously approved. We cannot predict if investors will find our common stock less attractive because we will rely on these exemptions. If some investors find our common stock less attractive as a result, there may be a less active trading market for our common stock and our stock price may be more volatile and lower than what might otherwise have been the case.

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

Our management and outside professionals will need to devote a substantial amount of time to new compliance initiatives and to meeting the obligations that are associated with being a public company and we may not successfully or efficiently manage this transition. Chris Robbins, our Chief Financial Officer, joined us on October 25, 2013. Jay Cowles also joined the management team and became a director and Chief Operating Officer in February of 2015. We will also rely on legal counsel and accounting professionals to help with our future SEC reporting requirements. This will likely divert needed capital resources away from the objectives of implementing our business plan. These expenses could be more costly than we are able to bear and could result in us not being able to successfully implement our business plan.

We expect rules and regulations such as the Sarbanes-Oxley Act of 2002 to increase our legal and accounting compliance costs and make some activities more time-consuming than in the past. We may need to hire a number of additional employees with public accounting and disclosure experience in order to meet our ongoing obligations as a public company.

As a smaller reporting company, our management will be required to provide a report on the effectiveness of our internal control over financial reporting, but will not be required to provide an auditor’s attestation regarding such report and management’s report need not be provided until our second annual report. Section 404 compliance efforts may divert internal resources and will take a significant amount of time and effort to complete. We may not be able to successfully complete the procedures and certification of Section 404 by the time we will be required to do so. If we fail to do so, or if in the future our management determines that our internal control over financial reporting is not effective, we could be subject to sanctions or investigations by the SEC or other regulatory authorities. Furthermore, investor perceptions of our company may suffer, and this could cause a decline in the market price of our stock. Furthermore, whether or not we comply with Section 404(b), any failure of our internal control over financial reporting could have a material adverse effect on our stated results of operations and harm our reputation. If we are unable to implement necessary procedures or changes effectively or efficiently, it could harm our operations, financial reporting or financial results.

Compensation may be paid to our officers, directors and employees regardless of our profitability, which may limit our ability to finance our business plan and adversely affect our business.

Our Chief Executive Officer and Chief Financial Officer will be receiving compensation and any other current or future employees of our company may be entitled to receive compensation, payments and reimbursements regardless of whether we operate at a profit or a loss. Any compensation received by Mr. Danard or Mr. Robbins or any other executive in the future will be determined from time to time by the board of directors. Such obligations may negatively affect our cash flow and our ability to finance our business plan, which could cause our business to fail.

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

Our securities are traded on the Pink OTC Markets as an OTC BB issuer, which may not provide us much liquidity for our investors as national securities exchanges such as the NYSE MKT and NASDAQ.

Our securities are quoted on the Pink OTC Markets under the BB tier (“the OTC markets”). The OTC markets are inter-dealer, over-the-counter markets that provide significantly less liquidity than the NASDAQ Stock Market or other national securities exchanges. Securities traded on these OTC markets are usually thinly traded, highly volatile, have fewer market makers and tend not to be followed by analysts. The SEC’s order handling rules, which apply to NASDAQ-listed securities, do not apply to securities quoted on the OTC markets. Quotes for stocks included on the OTC markets are not listed in newspapers. Therefore, prices for securities traded solely on the OTC markets may be difficult to obtain and holders of our securities may be unable to resell their securities at or near their original acquisition price, or at any price.

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

Our stock price has been subject to significant volatility, and you may not be able to sell shares of common stock at or above the price you paid for them. The trading price of our common stock has been subject to fluctuations in the past. During the year ended December 31, 2014, our common stock traded at prices as low as $0.55 per share and as high as $1.39 per share.

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

However, on March 4, 2015, the Alberta Securities Commission (Alberta) (the “ASC”) issued an order that all trading of the securities and derivatives of Spriza halt until the end of the day of March 25, 2015, or until the ASC revokes its order.  On March 30, 2015, the ASC notified the Company that the order expired on March 24, 2015. On March 4, 2015, the Securities Exchange Commission (the “SEC”) issued a release announcing the temporary suspension of trading in the securities of Spriza.  Spriza, through its attorneys, has been working to satisfy any concerns maintained by the ASC and the SEC.

ITEM 4. MINE SAFETY DISCLOSURES

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

Fiscal Year Ended December 31, 2013:

	Low ($)	High ($)
First Quarter	nil	nil
Second Quarter	nil	nil
Third Quarter	nil	nil
Fourth Quarter	0.25	0.75

Fiscal Year Ended December 31, 2014:

	Low ($)	High ($)
First Quarter	0.75	0.94
Second Quarter	0.75	0.75
Third Quarter	0.55	0.90
Fourth Quarter	0.65	1.39

Fiscal Year 2015 to date:

	Low ($)	High ($)
First Quarter to date	0.25	2.00

The closing price of our common stock on the OTC BB on April 13, 2015 was $0.10 per share.

The shares quoted are subject to the provisions of Section 15(g) and Rule 15g-9 of the Securities Exchange Act of 1934, as amended (the Exchange Act"), commonly referred to as the "penny stock" rule.

The SEC generally defines penny stock to be any equity security that has a market price less than $5.00 per share, subject to certain exceptions that do not apply to our company.

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

Number of Shareholders

As of April 15, 2015 there were 69,616,734 shares of our common stock issued and outstanding and approximately 522 shareholders. The transfer agent of our common stock is Empire Stock Transfer Inc. 1859 Whitney Mesa Drive, Henderson, NV 89014.

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

Stock Repurchases

There were no shares repurchased during the year ended December 31, 2014.

Securities Issued in Unregistered Transactions

During the year ended December 31, 2014, we issued the following securities in unregistered transactions:

In Q1 of 2014 we issued a total 135,657 common shares to one foreign accredited investor for gross proceeds of $40,698 pursuant to the exercise of warrants at $0.30 per share. We relied upon Rule 506 of Regulation D and/or Regulation S of the Securities Act as these securities were issued to foreign investors who are “accredited investors,” as such term is defined in Rule 501(a) under the Securities Act in offshore transactions (as defined in Rule 902 under Regulation S of the Securities Act), based upon representation made by such investors.

In the first quarter of 2014 we also issued 1,540,800 units (each a “Unit”) to thirteen foreign accredited investors for gross proceeds of $385,200 pursuant to a $0.25 Unit non-brokered private placement which closed in March of 2014. Each Unit contained one common share and one common share purchase warrant to acquire an additional share at $0.50 per share expiring March 10, 2015. We relied upon Rule 506 of Regulation D and/or Regulation S of the Securities Act as these securities were issued to foreign investors who are “accredited investors,” as such term is defined in Rule 501(a) under the Securities Act in offshore transactions (as defined in Rule 902 under Regulation S of the Securities Act), based upon representation made by such investors.

In the fourth quarter of 2014 we received subscription funds of $150,000 from three foreign accredited investors by the purchase of 300,000 common shares of the Company in a non-brokered private placement at $0.50 per common share. We also received $47,500 from one foreign accredited investor from the exercise of warrants at $0.50 per common share attached to the March 2014 Unit offering. These subscriptions were received in 2014 but the shares were not issued until February of 2015 (See Subsequent Sales). We relied upon Rule 506 of Regulation D and/or Regulation S of the Securities Act as these securities were issued to foreign investors who are “accredited investors,” as such term is defined in Rule 501(a) under the Securities Act in offshore transactions (as defined in Rule 902 under Regulation S of the Securities Act), based upon representation made by such investors.

Subsequent Sales of Unregistered Securities

Subsequent to December 31, 2014, we issued the following securities in unregistered transactions:

On February 12, 2015 we issued a total of 1,600,000 common shares at $0.50 per common share to fourteen foreign accredited investors for gross proceeds of $800,000 pursuant to our $0.50 non-brokered private placement. We relied upon Rule 506 of Regulation D and/or Regulation S of the Securities Act as these securities were issued to foreign investors who are “accredited investors,” as such term is defined in Rule 501(a) under the Securities Act in offshore transactions (as defined in Rule 902 under Regulation S of the Securities Act), based upon representation made by such investors.

On February 12, 2015 we also issued 397,800 common shares for $198,900 from six foreign accredited investors from the exercise of warrants attached to the March 2014 Unit private placement. We relied upon Rule 506 of Regulation D and/or Regulation S of the Securities Act as these securities were issued to foreign investors who are “accredited investors,” as such term is defined in Rule 501(a) under the Securities Act in offshore transactions (as defined in Rule 902 under Regulation S of the Securities Act), based upon representation made by such investors.

ITEM 6. SELECTED FINANCIAL DATA

Not applicable.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION OR RESULTS OF OPERATIONS

The discussion that follows is derived from our audited balance sheets as of December 31, 2014 and 2013 and the audited statements of operations and cash flows for the year ended December 31, 2014 (“2014”) and December 31, 2013 (“2013”).

Results of Operations for the year ended December 31, 2014 and December 31, 2013.

The net loss for 2014 increased by $749,367 to $1,233,765 (2013 - $484,398). This increase was due to a full twelve months of operations and development during 2014 and additions to our staff and business operations.

During 2014 we generated $78,056 (2013 - $7,000) in revenues. We expect to generate significant revenues during fiscal 2015.

During 2014 we incurred $1,332,895 in operating expenses (2013 - $482,421). During 2014 operating expenses consisted of: $293,635 (2013 - $79,479) of stock-based compensation due to implementing our 2013 Incentive Award Plan; $405,701 (2013 - $180,424) in consulting fees and salaries including $106,038 (2013 - $82,836) paid to our Chief Executive Officer; $71,307 (2013 - $37,745) in branding and marketing; $15,305 (2013 - $22,974) in regulatory fees, $250,587 (2013 - $89,709) in professional fees including legal and audit, $72,814 (2013 - $43,262) in travel and $99,500 (2013 - $22,321) in office expenses. We incurred total $86,546 (2013 - $6,507) in depreciation and amortization which include the depreciation of property and equipment of $6,748, (2013 - $4,271) and amortization of intangibles of $79,798 (2013 - $2,236). We expect that operating expenses will continue to increase as we are able to raise capital and further our business operations.

During 2014 we accrued no interest on short term loans. In 2013 we accrued $8,977 of interest payable on $395,000 of short-term loans. On September 6, 2013 short-term loans, plus accrued interest of $8,977, were converted into 2,693,183 Units at $0.15 per Unit. Each unit contained one common share and one common share purchase warrant exercisable at $0.30 for a three year period. We do not expect to incur interest expense in the future.

LIQUIDITY AND CAPITAL RESOURCES

As at December 31, 2014, the Company has a working capital deficit of $98,770. Our cash on hand was $41,262 which includes restricted cash of $10,000. At December 31, 2013 we had working capital of $451,205; cash on hand was $493,539 inclusive of the restricted cash of $10,000.

Over the fourth quarter of 2014 and the first quarter of 2015 we increased our cash position by $998,900. Subsequent to December 31, 2014, we had received $150,000 for the $0.50 private placement and $47,500 in $0.50 warrants; we received a further $650,000 pursuant to our $0.50 common share private placement for a total of 1,600,000 common shares plus an additional $151,400 from the exercise of 397,800 warrants in total and the Company issued 397,800 common shares..

The following table sets forth the major sources and uses of cash for our last two fiscal years ended December 31, 2014 and 2013:

	2014 $	2013 $
Net cash used in operating activities	(809,490)	(350,881)
Net cash used in investing activities	(149,550)	(290,278)
Net cash provided by financing activities	470,897	1,132,258
Net increase (decrease) in cash	(488,143)	491,099

Cash Used in Operating Activities

During 2014 operating activities used $809,490 in cash (2013 – $350,881). Use of cash was primarily attributable to funding the net loss of $1,233,765 in 2014 (2013-$484,398) offset by a non-cash charge of $86,546 (2013 - $6,507) for depreciation and amortization and a non-cash charge of $293,635, (2013-$79,479) for stock-based compensation. Our suppliers financed $72,697 in 2014 (2013-$47,531) of the net loss.

Cash Used in Investing Activities

During 2014 we used $149,550 (2013 - $290,278) in investing activities. On May 15, 2013 we contracted a San Francisco consulting firm with development capabilities in the Philippines to develop SPRIZA™. On December 1, 2013 we completed the SPRIZA™ technology and on March 18, 2014 SPRIZA™ was unveiled to the public with real-time contests being run.

Our SPRIZA™ contest marketing platform includes: subscriber portal, mobile device support, do-it-yourself platform and tools allowing us to develop a database of concurrent customers and users. During 2014 we spent $115,711, (2013 - $227,596) on completion of this project and have allocated the cost to intellectual property. During 2014 we spent $132,813 (2013 - $44,711) on our corporate and contest website and $454, (2013 - $8,811) on trademarks. We also spent $7,276 (2013 - $3,910) on office furniture and computers.

Cash from Financing Activities

During 2014 financing activities provided $470,897 in cash consisting of:

  $182,700 received pursuant to the issuance of 1,540,800 Units of our $0.25 non-brokered private placement ($202,500 was received in 2013; and $40,697 received pursuant to a warrant exercised at $0.30; and
  $175,000 received pursuant to our $0.50 common share non-brokered private placement: and $47,500 received pursuant to a warrant exercised at $0.50.
  $25,000 short-term loans received from a related party.

Need for Additional Capital

We have approximately $500,000 in cash at April 15, 2015 raised from a private placement from fourteen foreign accredited investors closed in February 2015 for total proceeds of $800,000 at $0.50 per common share for 1,600,000 shares issued. We may require further capital to achieve our 2015 operating plan.

OFF BALANCE-SHEET ARRANGEMENTS

We have not had, and at December 31, 2014 do not have, any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to investors.

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

Intangible Assets

Intangible assets are comprised primarily of the cost of trademarks and intellectual property. We evaluate our trademarks annually for impairment or earlier if there is an indication of impairment. If there is an indication of impairment of identified intangible assets not subject to amortization, we compare the estimated fair value with the carrying amount of the asset. An impairment loss is recognized to write-down the intangible asset to its fair value if it is less than the carrying amount. The fair value is calculated using the income approach. However, preparation of estimated expected future cash flows is inherently subjective and is based on our best estimate of assumptions concerning expected future conditions. Based on our impairment analysis performed for the year ended December 31, 2014 and December 31, 2013, the estimated fair values of trademarks and other intangible assets exceeded their respective carrying values. Amortization is computed on a straight-line basis over the estimated useful lives of the assets which are estimated to be five years.

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders
Spriza, Inc.

We have audited the accompanying balance sheet of Spriza, Inc. (“the Company”) as of December 31, 2014 and the related statements of operations, stockholders’ equity  and cash flows for the year then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provide a reasonable basis for our opinion.

In our opinion, the  financial statements referred to above present fairly, in all material respects, the  financial position of Manhattan Scientifics, Inc. at December 31, 2014 and the results of its operations and its cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

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

/s/ RBSM LLP
Las Vegas, NV
April 15, 2015

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and
Stockholders of Spriza, Inc.

We have audited the accompanying balance sheets of Spriza, Inc. (the “Company”) as of December 31, 2013 and 2012, and the related statements of operations, stockholders’ equity, and cash flows for the year ended December 31, 2013 and the period from September 17, 2012 (Inception) to December 31, 2012 and the period from September 17, 2012 (Inception) to December 31, 2013. The Company’s management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audits.

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

/s/ L.L. Bradford & Company, LLC
 L.L. Bradford & Company, LLC

Las Vegas, Nevada
March 31, 2014

Spriza, Inc.
Balance Sheets

	December 31, 2014 $	December 31, 2013 $
ASSETS

Current Assets

Cash	5,396	493,539
Restricted Cash	10,000	-
Accounts Receivables (net of Allowance for Bad Debt of $37,500)	25,866	-

Total Current Assets	41,262	493,539
Property and equipment, net of accumulated depreciation of $11,019 and $4,271 (Note 4)	25,166	24,638

Intangible assets, net of accumulated amortization of $82,033 and $2,236 (Note 4)	336,610	284,132
Deposits	2,737	-

Total Assets	405,775	802,309

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities

Accounts payable	115,032	42,334
Note payable –related party (Note 5)	25,000	-

Total Current Liabilities	140,032	42,334

Stockholders’ Equity

Preferred Stock, 10,000,000 shares authorized, $0.0001 par value, none issued	-	-
Common Stock, 190,000,000 shares authorized, $0.0001 par value 67,618,934 and 65,942,477 issued and outstanding, respectively (Note 6)	6,762	6,594
Additional Paid in Capital	1,997,085	1,257,720
Accumulated (Deficit)	(1,738,104)	(504,339)

Total Stockholders’ Equity	265,743	759,975

Total Liabilities and Stockholders’ Equity	405,775	802,309

The accompanying notes are an integral part to these financial statements.

Spriza, Inc.
Statements of Operations

	For the Year ended December 31, 2014 $	For the Year ended December 31, 2013 $

Revenue	78,056	7,000
Interest income	74	-

Total Revenue	78,130	7,000

Expenses
Branding and marketing	71,307	37,745
Bad Debt	37,500	-
Consulting	218,121	97,588
Consulting – related party	187,580	82,836
Depreciation and amortization	86,546	6,507
Office	99,500	22,321
Professional fees	250,587	89,709
Regulatory fees	15,305	22,974
Stock-based compensation	293,635	79,479
Travel	72,814	43,262

Total Operating Expenses	1,332,895	482,421

Net Loss before Other Income (Expense)	(1,254,765)	(475,421)

Other Income (Expense)
Other Income	21,000	-
Interest expense	-	(8,977)
Net Loss	(1,233,765)	(484,398)

Net Loss Per Share – Basic and Diluted	(0.02)	(0.01)

Weighted Average Shares Outstanding – Basic and Diluted	67,386,199	53,300,000

The accompanying notes are an integral part to these financial statements.

Spriza, Inc.
Statements of Cash Flows

	For the Year ended December 31, 2014 $	For the Year Ended December 31, 2013 $
Operating Activities

Net loss	(1,233,765)	(484,398)
Add back non-cash items:
Depreciation and amortization	86,546	6,507
Stock-based compensation	293,635	79,479
Changes in operating assets and liabilities:
(Increase) in other assets	(2,737)
(Increase) in accounts receivable, accruals and allowance	(25,866)
Increase in accounts payable and accruals	72,697	47,531

Net Cash Used in Operating Activities	(809,490)	(350,881)

Investing Activities

Restricted cash	(10,000)	-
Purchase of equipment	(7,276)	(3,910)
Increase of intangible assets	(132,274)	(286,368)

Net Cash Used in Investing Activities	(149,550)	(290,278)

Financing Activities

Short-term loan proceeds		405,000
Repayment of short-term loans	-	(25,000)
Notes payable – related party	25,000	-
Proceeds from common stock	445,897	752,258

Net Cash Provided by Financing Activities	470,897	1,132,258

Increase in Cash	(488,143)	491,099

Cash - Beginning of Year	493,539	2,440

Cash - End of Year	5,396	493,539

Non-cash Financing and Investing Activities:

Short-term loans and interest settled for shares	-	403,977

Supplemental Disclosures:

Interest paid	-	-
Income taxes paid	-	-

The accompany notes are an integral part to these financial statements.

Spriza, Inc.
Statement of Stockholders’ Equity

	Shares #	Amount $	Additional Paid-in Capital $	Accumulated Deficit $	Total $

Balance – December 31, 2012	41,000,000	4,100	24,500	(19,941)	8,659
Shares issued for cash at $0.005 per share pursuant to an S-1 Registration Statement	20,000,000	2,000	98,000	-	100,000
Shares issued for conversion of short-term loans and interest at $0.15 per share	2,693,183	269	403,708	-	403,977
Shares issued for cash at $0.15 per share	1,500,201	150	224,880	-	225,030
Shares issued for cash at $0.30 per share pursuant to warrants exercised	749,093	75	224,653	-	224,728
810,000 common shares subscribed for cash at $0.25 per share	-	-	202,500	-	202,500
Stock-based compensation	-	-	79,479	-	79,479
Net loss	-	-	-	(484,398)	(484,398)

Balance – December 31, 2013	65,942,477	6,594	1,257,720	(504,339)	759,975
Shares issued for cash at $0.25 per share	1,540,800	154	182,546	-	182,700
Shares issued for cash at $0.30 per share pursuant to warrants exercised	135,657	14	40,684	-	40,698
350,000 common shares subscribed for cash at $0.50 per share	-	-	175,000	-	175,000
95,000 common shares subscribed for cash at $0.50 per share pursuant to warrants exercised	-	-	47,500	-	47,500
Stock-based compensation	-	-	293,635	-	293,635
Net loss	-	-	-	(1,233,765)	(1,233,765)
Balance – December 31, 2014	67,618,934	6,762	1,997,085	(1,738,104)	265,743

The accompany notes are an integral part to these financial statements.

Spriza, Inc.
Notes to Financial Statements

1.	Nature of Operations

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

Long-Lived Assets

We account for long-lived assets in accordance with ASC Topic 360-10-05, “Accounting for the Impairment or Disposal of Long-Lived Assets.” ASC Topic 360-10-05 requires that long-lived assets be reviewed for impairment whenever events or changes in circumstances indicate that the historical cost carrying value of an asset may no longer be appropriate. We assess recoverability of the carrying value of an asset by estimating the future net cash flows expected to result from the asset, including eventual disposition. If the future net cash flows are less than the carrying value of the asset, an impairment loss is recorded equal to the difference between the asset’s carrying value and fair value or disposable value. As of December 31, 2014 and 2013, we have no impaired long-lived assets.

Intangible Assets

Intangible assets are comprised primarily of the cost of trademarks and intellectual property. We evaluate our trademarks annually for impairment or earlier if there is an indication of impairment. If there is an indication of impairment of identified intangible assets not subject to amortization, we compare the estimated fair value with the carrying amount of the asset. An impairment loss is recognized to write-down the intangible asset to its fair value if it is less than the carrying amount. The fair value is calculated using the income approach. However, preparation of estimated expected future cash flows is inherently subjective and is based on our best estimate of assumptions concerning expected future conditions. Based on our impairment analysis performed for the year ended December 31, 2014 and December 31, 2013, the estimated fair values of trademarks and other intangible assets exceeded their respective carrying values. Amortization is computed on a straight-line basis over the estimated useful lives of the assets which are estimated to be five years.

Revenue Recognition

Revenue is recognized in accordance with Staff Accounting Bulletin (“SAB”) No. 101, Revenue Recognition in Financial Statements, as revised by SAB No. 104. We recognize revenue when the following criteria are met: persuasive evidence of an arrangement exists; delivery has occurred; the selling price is fixed or determinable; and collection is reasonably assured. The revenues are derived from the agreements with the business that utilize the online platform developed by the Company. Revenue is recognized as per the terms negotiated with the client, most often with 50% received on the signing of the Statement of Work and the balance due 30 days of the completion of the contest.

Fair Value

We comply with the provisions of ASC 820, “Fair Value Measurements and Disclosures” (“ASC 820”), which defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements required under other accounting pronouncements. See Note 11.

Financial Instruments

We have financial instruments whereby the fair value of the financial instruments could be different from that recorded on a historical basis. Our financial instruments consist of cash, accounts and loans receivables, accounts payable and accrued expenses. The carrying amounts of our financial instruments approximate their fair values as of December 31, 2014 and 2013 due to their short-term nature.

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

Basic and Diluted Net Income (Loss) Per Share

Net loss per share is computed in accordance with ASC subtopic 260-10. We present basic loss per share (“EPS”) and diluted EPS on the face of our statements of operations. Basic EPS is computed by dividing reported earnings by the weighted average shares outstanding. Diluted EPS is computed by adding to the weighted average shares the dilutive effect if common stock was issued upon the exercise of stock options and warrants. For the year ended December 31, 2014 and December 31, 2013, the denominator in the diluted EPS computation is the same as the denominator for basic EPS due to the anti-dilutive effect of outstanding warrants on our net loss. Total potentially dilutive common share equivalents relating to stock purchase warrants and options granted or issued, as at December 31, 2014 and 2013 is 9,304,435 and 7,994,291, respectively.

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

In January 2014, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2014-04, Receivables - Troubled Debt Restructurings by Creditors ("ASU 2014-04"), which intends to clarify when a creditor should be considered to have received physical possession of residential real estate property collateralizing a consumer mortgage loan such that the loan should be derecognized and the real estate recognized. ASU 2014-04 is effective for annual periods, and interim periods within those annual periods beginning after December 15, 2014. We will adopt this standard effective January 1, 2015. Our adoption of ASU 2014-14 is not expected to have a material impact on our financial statements.

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers ("ASU 2014-09"), which supersedes nearly all existing revenue recognition guidance under GAAP. The core principle of ASU 2014-09 is to recognize revenues when promised goods or services are transferred to customers in an amount that reflects the consideration to which an entity expects to be entitled for those goods or services. ASU 2014-09 defines a five step process to achieve this core principle and, in doing so, more judgment and estimates may be required within the revenue recognition process than are required under existing GAAP. The standard is effective for annual periods beginning after December 15, 2016, and interim periods therein, using either of the following transition methods: (i) a full retrospective approach reflecting the application of the standard in each prior reporting period with the option to elect certain practical expedients, or (ii) a retrospective approach with the cumulative effect of initially adopting ASU 2014-09 recognized at the date of adoption (which includes additional footnote disclosures). We are currently evaluating the impact of our pending adoption of ASU 2014-09 on our financial statements and have not yet determined the method by which we will adopt the standard in 2017.

In August 2014, the FASB issued ASU No. 2014-15, Presentation of Financial Statements—Going Concern. The provisions of ASU No. 2014-15 require management to assess an entity’s ability to continue as a going concern by incorporating and expanding upon certain principles that are currently in U.S. auditing standards. Specifically, the amendments (1) provide a definition of the term substantial doubt, (2) require an evaluation every reporting period including interim periods, (3) provide principles for considering the mitigating effect of management’s plans, (4) require certain disclosures when substantial doubt is alleviated as a result of consideration of management’s plans, (5) require an express statement and other disclosures when substantial doubt is not alleviated, and (6) require an assessment for a period of one year after the date that the financial statements are issued (or available to be issued). The amendments in this ASU are effective for the annual period ending after December 15, 2016, and for annual periods and interim periods thereafter. The Company is currently assessing the impact of this ASU on the Company’s financial statements.

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

On May 15, 2013 we contracted a San Francisco consulting firm with technology development capabilities in the Philippines to complete the redevelopment of our technology platform. On December 1, 2013 we completed SPRIZA™ and on March 18, 2014 unveiled it to the public with real-time contests being run. SPRIZA™ includes: subscriber portal, mobile device support, do-it-yourself platform and tools allowing us to develop a database of concurrent customers and users. During the year ended December 31, 2014 we spent $115,711 (December 31, 2013 - $227,596) on completion of this project and have allocated the cost to intellectual property.

5.	Short-term Debt and Note Payable

We received 6% interest bearing, secured short-term loans of $395,000 during the years ended December 31, 2013. On September 6, 2013 these loans, plus accrued interest of $8,977, were converted into 2,693,183 Units at $0.15 per Unit. Each Unit contained one common share and one common share purchase warrant exercisable at $0.30 for a three year period.

We also received a further $10,000 pursuant to a non-interest bearing short-term loan for a total of $25,000 which was repaid on April 19, 2013.

The Company received a short term non-interest bearing short-term loan from a related party of $25,000 in September of 2014 which was repaid in January 2015. The Company currently has no debt.

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

In March of 2014 we received $182,700 pursuant to the issuance of 1,540,800 Units of our $0.25 non-brokered private placement ($202,500 was received in 2013) and $40,697 received pursuant to a warrant exercised at $0.30.

In August through to year end in 2014 we received $175,000 pursuant to our $0.50 common share non-brokered private placement: and $47,500 received pursuant to a warrant exercised at $0.50. These common shares were subsequently issued in February of 2015.

7.	Warrants

As at December 31, 2014 we had 4,754,435 common share purchase warrants outstanding having an average exercise price of $0.36 per common share and having an average expiration date of 1.28 years.

	Number of Warrants	Weighted-Average Price Per Share
Beginning Balance, January 1, 2013	-	-
Granted	4,193,384	$0.30
Exercised	(749,093)	$0.30
Cancelled or Expired	-	-
Ending Balance, December 31, 2013	3,444,291	$0.30
Granted	1,540,800	$0.50
Exercised	(230,656)	$0.32
Cancelled or Expired	-	-
Ending Balance, December 31, 2014	4,754,435	$0.36

Warrants Outstanding			Warrants Exercisable
Weighted Average Remaining Exercise Prices	Weighted Average Number Outstanding	Average Remaining Contractual Life (Years)	Exercise Price	Number Exercisable	Contractual Life (Years)
$0.36	1,808,434	1.68	$0.30	1,808,434	1.68
$0.36	1,500,201	1.84	$0.30	1,500,201	1.84
$0.36	1,445,800	0.19	$0.50	1,445,800	0.19
	4,754,435	1.28	$0.36	4,754,435	1.28

8.	Stock-based Compensation

On October 29, 2013, we granted 4,550,000 stock options to directors, officers and employees to acquire 4,550,000 common shares at $0.15 per share having an option life of five years. A total of 25% vest on April 30, 2014, with a further 25% vesting on each of October 31, 2014, April 30, 2015 and October 31, 2015. During the year ended December 31, 2014, we recorded stock-based compensation of $293,635 and in December 31, 2013 - $79,479.

The weighted average grant date fair value of stock options granted during the year ended December 31, 2014 was $0.15.

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

The weighted average assumptions used for each of the year ended December 31, is as follows:

	2014	2013
Expected dividend yield	0%	0%
Risk-free interest rate	1.61%	1.29%
Expected volatility	65%	82%
Expected option life (in years)	4.00	5.00

The following table summarizes the continuity of our stock options:

	Number of Options	Weighted Average Exercise Price	Weighted- Average Remaining Contractual Term (years)	Aggregate Intrinsic Value
		$		$
Granted, October 29, 2013	4,550,000	0.15	4.83	2,684,500

Outstanding, December 31, 2013	4,550,000	0.15	4.83	2,684,500

Granted	-	-	-	-

Outstanding, December 31, 2014	4,550,000	0.15	3.83	5,642,000

Exercisable, December 31, 2014	2,275,000	0.15	3.83	2,821,000

A summary of the changes of the Company’s non-vested stock options is presented below:

	Number of Options	Weighted Average Grant Date Fair Value
		$
Non-vested at December 31, 2013	4,550,000	0.15
Granted	-	-
Vested	2,275,000	0.15

Non-vested at December 31, 2014	2,275,000	0.15

As at December 31, 2014, there was $70,314 of unrecognized compensation cost related to non-vested stock options expected to be recognized over a weighted average period of 0.83 years.

9.	Related Party Transactions

The President and Chief Executive Officer of the Company was paid a total of $106,038 during the year (2013 - $82,836). The Chief Financial Officer of the Company was paid a total of $17,792. As at December 31, 2014 there were no employment agreements in place for any of the named executive officers or employees.

The Company received a short term non-interest bearing short-term loan from a related party of $25,000 in September of 2014 which was repaid in January 2015. The Company currently has no debt.

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

The effective tax rate on the net loss before income taxes differs from the U.S. statutory rate as follows:

	December 31,
	2014		2013

U.S statutory rate	35%		35%
Less valuation allowance	(35%	)	(35%	)
Effective tax rate	0%		0%

The significant components of deferred tax assets and liabilities are as follows:

	December 31,
Deferred tax assets	2014	2013
Net operating losses	483,000	105,170

Less valuation allowance	(483,000)	(105,170)
Deferred tax asset - net valuation allowance	$-	$-

We have a net operating loss carryover of approximately $1,380,000 available to offset future income for income tax reporting purposes, which will expire in various years through 2033, if not previously utilized.

We adopted the provisions of ASC 740-10-50, “Accounting for Uncertainty in Income Taxes”. We had no material unrecognized income tax assets or liabilities for the year ended December 31, 2014 and December 31, 2013.

Our policy regarding income tax interest and penalties is to expense those items as general and administrative expense but to identify them for tax purposes. During the year ended December 31, 2014 and December 31, 2013 there was no income tax or related interest and penalty items in the income statement, or liabilities on the balance sheet. We file income tax returns in the U.S. federal jurisdiction and various state jurisdictions. We are not currently involved in any income tax examinations.

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

Level 3 – Valuations based on inputs that are supportable by little or no market activity and that are significant to the fair value of the asset or liability. Our level 3 assets consist of our intellectual property fair valued at $336,610 at December 31, 2014 and $284,132 December 31, 2013.

12.	Subsequent Events

We have evaluated all subsequent events through the date these financial statements were issued and determined that there are no subsequent events to record or to disclose except as follows:

In February 2015 the Company increased its cash position by $998,900. Subsequent to December 31, 2014 where we had received $150,000 for the $0.50 private placement and $47,500 in $0.50 warrants; we received a further $650,000 pursuant to our $0.50 common share private placement for a total of 1,600,000 common shares plus an additional $151,400 from the exercise of 397,800 warrants in total.

On February 5, 2015 Justin Sather resigned as a director of the Company. Mr. Jay Cowles joined the Board as a director and was appointed the Chief Operating Officer effective February 2, 2015.

On March 4, 2015, the Alberta Securities Commission (Alberta) (the “ASC”) issued an order that all trading of the securities and derivatives of Spriza halt until the end of the day of March 25, 2015, or until the ASC revokes its order. On March 30, 2015, the ASC notified the Company that the order expired on March 24, 2015. On March 4, 2015, the Securities Exchange Commission (the “SEC”) issued a release announcing the temporary suspension of trading in the securities of Spriza. Spriza, through its attorneys, has been working to satisfy any concerns maintained by the ASC and the SEC.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

During the last two fiscal years, we have had no disagreements with our accountants on accounting and financial disclosure.

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Rob Danard, who is our chief executive officer and Chris Robbins, who is our chief financial officer, are responsible for establishing and maintaining our disclosure controls and procedures. Disclosure controls and procedures means controls and other procedures that are designed to ensure that information we are required to disclose in the reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and to ensure that information required to be disclosed by us in those reports is accumulated and communicated to management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.  Our chief executive officer and chief financial officer evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) as of December 31, 2014. Based on that evaluation our chief executive officer and our chief financial officer concluded that our disclosure controls and procedures were not effective as of December 31, 2014.

Changes in internal controls

There were no changes in our internal controls over financial reporting that occurred during the quarter ended December 31, 2014 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

As of December 31, 2014 we conducted an evaluation, under the supervision and with the participation of our chief executive officer (our principal executive officer) and our chief financial officer (also our principal financial and accounting officer) of the effectiveness of our internal control over financial reporting based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission, or the COSO Framework.  Management's assessment included an evaluation of the design of our internal control over financial reporting and testing of the operational effectiveness of those controls.

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

ITEM 9B. OTHER INFORMATION

On January 20, 2015, Spriza, Inc. (the “Company”) was notified that L.L. Bradford & Company, LLC had resigned as our auditor.

The report provided by L.L. Bradford & Company, LLC in connection with the Company's financial statements for the fiscal year-ended December 31, 2013, did not contain an adverse opinion or disclaimer of opinion, nor was the report qualified or modified as to uncertainty, audit scope, or accounting principles, except that L.L. Bradford & Company, LLC's report contained an explanatory paragraph regarding substantial doubt about the Registrant's ability to continue as a going concern.

There were no disagreements between the Company and L.L. Bradford & Company, LLC on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedures, which disagreements, if not resolved to the satisfaction of L.L. Bradford & Company, LLC, would have caused L.L. Bradford & Company, LLC to make reference to the subject matter of the disagreements in connection with its reports on the company's financial statements; and there were no other reportable events as that term is described in Item 304(a)(1)(v) of Regulation S-K.

As reported above, on January 21 2015, the Audit Committee appointed RBSM LLP to be the Company's independent registered public accountant for the fiscal year ending December 31, 2014. During the two most recent completed fiscal years and through January 21, 2015, neither the Company nor anyone on its behalf consulted with RBSM LLP regarding any of the following: (i) the application of accounting principles to a specific transaction, either completed or proposed; (ii) the type of audit opinion that might be rendered on the company's financial statements, and none of the following was provided to the Company (a) a written report, or (b) oral advise that RBSM, LLP concluded was an important factor considered by the Company in reaching a decision as to an accounting, auditing or financial reporting issue; or (iii) any matter that was subject of a disagreement, as the term is defined in Item 304(a)(1)(iv) of Regulation S-K, or a reportable event, as described in Item 304(a)(1)(v) of Regulation S-K

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Executive Officers and Directors

The names, ages, and respective positions of our directors and executive officers are set forth below:

Name	Age	Present Positions
Rob Danard	42	President and Chief Executive Officer and a Director
Chris Robbins	56	Chief Financial Officer, Treasurer and Secretary and a Director
Russell Krywolt	41	Director
Justin Sather	40	Director (Resigned February 5, 2015)
Jay Cowles	44	Director and Chief Operating Officer (Effective February 2, 2015)

Rob Danard – President and Chief Executive Officer and a Director

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

Chris Robbins – Chief Financial Officer, Treasurer, Secretary and a Director

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

Mr. Robbins’ responsibilities over the years include corporate, legal, regulatory affairs and compliance issues. As Chief Financial Officer he is also responsible for overseeing the financial reporting for review by the audit committee and liaisons with external auditors. Mr. Robbins is also a director of Gungnir Resources Inc., a publicly listed Toronto Venture Exchange company. Mr. Robbins is qualified to be a director based on his extensive experience in financial reporting for public companies.

Russell Krywolt – Director

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

Justin Sather – Director

Mr. Sather was elected to our board on October 25, 2013. Mr. Sather is an active scout for the New York Rangers Hockey Organization. Mr. Sather’s years as a professional sports agent have given him an extensive background in sales and negotiating. Mr. Sather has a degree in Public Relations and Advertising from Gonzaga University. Mr. Sather is qualified to be a director of the Company based on his extensive experience in business. Mr. Sather resigned as a director on February 5, 2015.

Jay Cowles

A successful financial markets entrepreneur whose integrity has earned him the respect of colleagues and clients, Mr. Cowles brings a wealth of experience managing corporate growth. In his ten years at Globex Foreign Exchange (now Firma FX), he was instrumental in planning and implementing strategies to scale up operations from the startup level to its present 250 employees.

As a regional director, Mr. Cowles personally managed the establishment of various branches around the world. Globex’s annual trading volume now approaches $6 billion, and in 2007 the firm was Ernst & Young’s Entrepreneur of the Year.

Mr. Cowles advises on early stage technology companies both in the private and public sectors most recently with an online payment solution providing flexible, convenient options for clients called Vogogo.com. His combination of building teams, software platforms and funding projects at seed level is an invaluable asset to any company seeking advisement from early stages to thriving ventures. Mr. Cowles was elected to the board on February 2, 2015.

Our directors serve until our next annual stockholders meeting or until their successors are duly elected and qualified. Officers hold their positions at the will of the board of directors.

Family Relationships

None.

Board Independence

We are not required to have any independent members of the Board of Directors. The board of directors has determined that (i) each of Rob Danard, Chris Robbins and Jay Cowles, has a relationship which, in the opinion of the board of directors, would interfere with the exercise of independent judgment in carrying out the responsibilities of a director and is not an “independent director” as defined in the Marketplace Rules of The NASDAQ Stock Market and (ii) Russell Krywolt is an independent director as defined in the Marketplace Rules of The NASDAQ Stock Market.

Meetings and Committees of the Board of Directors

During the fiscal year ended December 31, 2014, our board of directors held four meetings and approved certain actions by unanimous written consent. We expect our directors to attend all board and committee meetings and to spend the time needed and meet as frequently as necessary to properly discharge their responsibilities.

Committees

On October 29, 2013 our Board of Directors adopted our audit, nominating and corporate governance, and compensation committee charters.

Audit Committee

Our Audit Committee consists of Chris Robbins and Russell Krywolt, with Mr. Sather elected as Chairman of the Committee. Our Board of Directors has determined that Mr. Krywolt is “independent” as that term is defined under applicable SEC rules and under the current listing standards of the NASDAQ Stock Market. Due to our relatively small size the audit committee currently does not have a financial expert as defined in Sections 406 and 407 of the Sarbanes-Oxley Act of 2002. The audit committee will rely on legal counsel and accounting professionals to help with our ongoing SEC reporting requirements.

Our Audit Committee’s responsibilities include: (i) reviewing the independence, qualifications, services, fees, and performance of the independent auditors, (ii) appointing, replacing and discharging the independent auditor, (iii) pre-approving the professional services provided by the independent auditor, (iv) reviewing the scope of the annual audit and reports and recommendations submitted by the independent auditor, and (v) reviewing our financial reporting and accounting policies, including any significant changes, with management and the independent auditor. The Audit Committee has reviewed and discussed with management the Company’s audited financial statements for the year ended December 31, 2014.  Based on the reviews and discussions referred to above, the Audit Committee has recommended to the Board of Directors that the financial statements referred to above be included in this Form 10-K.

Nominating and Corporate Governance Committee

Our Governance and Nominating Committee consists of Rob Danard and Chris Robbins, with Mr. Robbins elected as Chairman of the Committee. The Board of Directors has determined that none of the members is “independent” under the current listing standards of the NASDAQ Stock Market.

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

Compensation Committee

Our Compensation Committee consists of Rob Danard and Chris Robbins, with Mr. Danard elected as Chairman of the Committee. Our Board of Directors has determined that neither of Messrs. Danard or Robbins is “independent” under the current listing standards of the NASDAQ Stock Market. Our Board of Directors has adopted a written charter setting forth the authority and responsibilities of the Compensation Committee.

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

Code of Ethics

The Company has adopted a formal code of ethics that applies to our directors, officers and employees as at March 1, 2014.

ITEM 11. EXECUTIVE COMPENSATION

Summary Compensation Table

The following table sets forth the compensation earned by Executive Officers during the last two fiscal years:

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
	2014	106,038	Nil	Nil	Nil	Nil	Nil	Nil	106,038
Rob Danard, President and Chief Executive Officer	2013	82,836	Nil	Nil	34,936	Nil	Nil	Nil	117,772
	2012	Nil	Nil	Nil	Nil	Nil	Nil	Nil	Nil

Chris Robbins, Chief Financial Officer, Treasurer and Secretary	2014 2013	17,792 Nil	Nil Nil	Nil Nil	Nil 17,468	Nil Nil	Nil Nil	Nil Nil	17,792 17,468
	2012	Nil	Nil	Nil	Nil	Nil	Nil	Nil	Nil

Performance Awards

We do not maintain any plans in respect of the retirement of our directors and executive officers.

Stock Incentive Plan

Pursuant to a Board of Director Meeting, held on October 29, 2013, the Board reviewed and adopted the 2013 Incentive Award Plan (the “Plan”) to award stock options to our directors, officers, employees and consultants. On October 29, 2013 the board approved the allocation of up to 6,300,000 stock options to acquire 6,300,000 common shares. The initial grant, effective October 29, 2013, is for 4,550,000 options set at an exercise price of $0.15 being the then current fair market value. A total of 25% vested on each of April 30, 2014 and October 31, 2014 with a further 25% scheduled to vest on each of April 30, 2015 and October 31, 2015.

The table below summarizes all unexercised options, stock that has not vested, and equity incentive plan awards for each named executive officer as of December 31, 2014:

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END

OPTION AWARDS						STOCK AWARDS
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiry Date	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested ($)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested (#)
Rob Danard	-	2,000,000	Nil	0.15	10/29/2018	Nil	Nil	Nil	Nil

Chris Robbins	-	1,000,000	Nil	0.15	10/29/2018	Nil	Nil	Nil	Nil

Compensation of Directors

The table below summarizes all compensation paid to our directors during the year ended December 31, 2014:

DIRECTOR COMPENSATION
Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Non-Qualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Russ Krywolt	Nil	Nil	3,494	Nil	Nil	Nil	Nil

Justin Sather	Nil	Nil	6,987	Nil	Nil	Nil	Nil

We did not pay our directors, Rob Danard and Chris Robbins, who also act as senior officers, any fees or other compensation for acting as a director during our fiscal year ended December 31, 2014 and 2013.

Our directors are reimbursed for reasonable travel and other out-of-pocket expenses incurred in attending meetings of the board.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth certain information concerning the number of shares of our common stock owned beneficially as of April 15, 2015 by: (i) each person (including any group) known to us to own more than 5% of any class of our voting securities, (ii) each of our directors, (iii) each of our officers and (iv) our officers and directors as a group. Except as otherwise indicated, each shareholder listed possess sole voting and investment power with respect to the shares shown. Except as otherwise noted, each shareholder’s address is care of the Company at 111 Penn Street, El Segundo, CA 90245.

Name and address	Amount and nature of beneficial ownership	Percent of class[1] %
Rob Danard	18,500,000	26.57
Chris Robbins	250,000	*
Russ Krywolt²	3,000,000	4.31
Justin Sather	842,374	1.21
Jay Cowles	3,000,000	4.31
Shareholders of Greater than 5% of Issued and Outstanding Stock	N/A

* Less than one percent.

(1) Based on 69,616,734 shares of common stock issued and outstanding as of April 15, 2015. Under Rule 13d-3 of the Exchange Act a beneficial owner of a security includes any person who, directly or indirectly, through any contract, arrangement, understanding, relationship, or otherwise has or shares: (i) voting power, which includes the power to vote, or to direct the voting of shares; and (ii) investment power, which includes the power to dispose or direct the disposition of shares. Certain shares may be deemed to be beneficially owned by more than one person (if, for example, persons share the power to vote or the power to dispose of the shares). In addition, shares are deemed to be beneficially owned by a person if the person has the right to acquire the shares (for example, upon exercise of an option) within 60 days of the date as of which the information is provided. In computing the percentage ownership of any person, the amount of shares outstanding is deemed to include the amount of shares beneficially owned by such person (and only such person) by reason of these acquisition rights.

(2)  Consists of the of 3,000,000 shares owned by Raptify Marketing Systems Ltd. located at 525 Seymour Street, Ste. 735, Vancouver, BC, Canada V6B 3H7, of which Mr. Krywolt is the control person.

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

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Related Party Transactions

During 2014 we paid Rob Danard, our President and Chief Executive Officer, a total of $106,038 (2013 - $82,836) Our Chief Financial Officer was paid $17,792 in 2014 and $Nil in 2013. As at December 31, 2014 there were no employment agreements in place for any of the named executive officers or employees. As at the date of this report the Company paid Rob Danard, our President and Chief Executive Officer, a total of $24,000 in 2015 and $8,620 accrued to Chris Robbins, our Chief Financial Officer in 2014. Jay Cowles who joined our board as a director and Chief Operating Officer on February 2, 2015 is considered a related party and had loaned the company $25,000 in September of 2014; subsequently repaid in January 2015.

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

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The following is a summary of the fees billed to us by L.L. Bradford & Company, LLC during 2014 and 2013 for professional services rendered for the fiscal year ended December 31, 2014 and December 31, 2013:

Fee Category		2014 Fees		2013 Fees
Audit Fees	$		$
L.L. Bradford & Company, LLC		12,792		22,500
RBSM LLP		19,000		-
Tax Fees		-		-
All Other Fees		-		-
Total Fees		$31,792		$22,500

Audit Related Fees consist of fees billed for assurance and related services that are reasonably related to the performance of the audit or review of our financial statements and are not reported under "Audit Fees".

Tax Fees consist of fees billed for professional services for tax compliance, tax advice and tax planning.

All Other Fees consist of fees for products and services other than the services reported above. There were no management consulting services provided in fiscal 2014 or 2013.

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

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

Documents filed as part of this Report are as follows:

(A) Financial Statements: The financial statements, related notes and report of independent registered public accounting firm are included in Item 8 of Part II of this 2014 Annual Report on Form 10-K.

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

Date: April 15, 2015

Spriza, Inc. By: /s/ Rob Danard Name: Rob Danard Title: Chief Executive Officer (principal executive officer)

In accordance with the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Rob Danard	President, Chief Executive Officer and Director	April 15, 2015

/s/ Chris Robbins	Chief Financial Officer, Treasurer, Secretary and Director	April 15, 2015

/s/ Russ Krywolt	Director	April 15, 2015

/s/ Jay Cowles	Director	April 15, 2015