Form 10-Q
period 2015-03-31
SPRIZA, INC.
filed 2015-05-15
CIK 1565248

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

 FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED: MARCH 31, 2015

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

YES [   ]  NO [X]

As of May 15, 2015, there were 69,616,734 shares of our common stock issued and outstanding.

SPRIZA, INC.
FORM 10-Q

FORWARD-LOOKING STATEMENTS

          This Report on Form 10-Q contains forward-looking statements within the meaning of the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995.  Reference is made in particular to the description of our plans and objectives for future operations, assumptions underlying such plans and objectives, and other forward-looking statements included in this report.  Such statements may be identified by the use of forward-looking terminology such as “may,” “will,” “expect,” “believe,” “estimate,” “anticipate,” “intend,” “continue,” or similar terms, variations of such terms or the negative of such terms.  Such statements are based on management’s current expectations and are subject to a number of factors and uncertainties, which could cause actual results to differ materially from those described in the forward-looking statements.  Such statements address future events and conditions concerning, among others, capital expenditures, earnings, litigation, regulatory matters, liquidity and capital resources, and accounting matters.  Actual results in each case could differ materially from those anticipated in such statements by reason of factors such as future economic conditions, changes in consumer demand, legislative, regulatory and competitive developments in markets in which we operate, results of litigation, and other circumstances affecting anticipated revenues and costs, and the risk factors set forth under the heading “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2014 filed on April 15, 2015.

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

YOU SHOULD NOT PLACE UNDUE RELIANCE ON THESE FORWARD-LOOKING STATEMENTS

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

These financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and the SEC’s instructions to Form 10-Q. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. Operating results for the interim period ended March 31, 2015 are not necessarily indicative of the results that can be expected for the full year.

Spriza, Inc.
Condensed Balance Sheets (Unaudited)

	March 31, 2015 $	December 31, 2014 $
ASSETS

Current Assets:

Cash	510,519	5,396
Cash – restricted	10,000	10,000
Accounts Receivable (net of Allowance for Bad Debt of $37,500)	-	25,866

Total Current Assets	520,519	41,262

Property and equipment, net of accumulated depreciation of $12,857 and $11,019, respectively (Note 4)	25,030	25,166
Other assets
Intangible assets, net of accumulated amortization of $104,017 and $82,033, respectively (Note 4)	335,673	336,610
Deposits	2,737	2,737
Total Other Assets	338,410	339,347
Total Assets	883,959	405,775

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities:
Accounts payable and accrued liabilities	9,913	115,032
Note payable –related party (Note 5)	-	25,000
Total Current Liabilities	9,913	140,032

Contingencies (Notes 1 and 3)

Stockholders’ Equity

Preferred Stock, 10,000,000 shares authorized, $0.0001 par value, no shares issued and outstanding	-	-
Common Stock, 190,000,000 shares authorized, $0.0001 par value, 65,942,477 and 41,0000,000 issued and outstanding, respectively (Note 6) 69,616,734 and 67,618,934 shares issued and outstanding, respectively	6,962	6,762

Additional Paid in Capital	2,817,452	1,997,085
Accumulated Deficit	(1,950,368)	(1,738,104)
Total Stockholders’ Equity	874,046	265,743
Total Liabilities and Stockholders’ Equity	883,959	405,775

The accompany notes are an integral part to these financial statements.

Spriza, Inc.
Condensed Statements of Operations
(Unaudited)

	Three Months Ended March 31, 2015	Three Months Ended March 31, 2014
	$	$
Revenue	-	-

Expenses
Branding and marketing	6,188	25,586
Consulting	38,944	43,833
Consulting – related party	43,852	40,939
Depreciation and amortization	23,822	13,404
Foreign Exchange	(12,692)	-
General and administrative	27,007	13,696
Professional fees	30,647	73,954
Regulatory fees	4,519	6,383
Stock based compensation	44,168	113,542
Travel	5,809	20,265

Total Operating Expenses	212,264	351,602

Net (Loss) before Other Expense	(212,264)	(351,602)

Other Income (Expense)
Interest Income	-	-
Interest expense	-	-
Net (Loss)	(212,264)	(351,602)
	-
Net (Loss) Per Share – Basic and Diluted	(0.00)	(0.00)

Weighted Average Shares Outstanding – Basic and Diluted	67,832,397	56,624,994

The accompany notes are an integral part to these financial statements.

Spriza, Inc.
Condensed Statements of Cash Flows
(Unaudited)

	For the Three Months Ended
	March 31,	March 31,
	2015	2014
	$	$
Operating Activities

Net loss	(212,264)	(351,602)
Adjustments to reconcile net loss to net cash (used) by operating activities:
Depreciation and amortization	23,822	13,404
Stock-based compensation	44,168	113,541
Changes in operating assets and liabilities:
(Increase) in other assets	-	(2,737)
(Increase) decrease in accounts receivable	25,866	-
(Decrease) increase in accounts payable and accrued expenses	(105,118)	(16,857)

Net Cash (Used) in Operating Activities	(223,526)	(244,251)

Investing Activities

Restricted cash	-	-
Purchase of equipment	(1,703)	(7,060)
Additions to intangible assets	(21,048)	(26,931)

Net Cash (Used) in Investing Activities	(22,751)	(33,991)

Financing Activities

Short-term loan proceeds	-	-
Repayment of short-term loans	(25,000)	-
Proceeds from the issuance of common stock	776,400	219,520

Net Cash Provided by Financing Activities	751,400	219,520

(Decrease) Increase in Cash	505,123	(58,722)

Cash - Beginning of Period	5,396	493,539

Cash - End of Period	510,519	434,817

Non-cash Financing and Investing Activities:

Short-term loans and interest settled for shares	-	-
Acquisition of assets for common shares	-	-

Supplemental Disclosures:

Interest paid	-	-
Income taxes paid	-	-

The accompany notes are an integral part to these financial statements.

Spriza, Inc.
Statement of Stockholders’ Equity
(Unaudited)

	Shares #	Amount $	Additional Paid-in Capital $	Accumulated Deficit $	Total $

Balance – December 31, 2013	65,942,477	6,594	1,257,720	(504,339)	759,975
Shares issued for cash at $0.25 per share	1,540,800	154	182,546	-	182,700
Shares issued for cash at $0.30 per share pursuant to warrants exercised	135,657	14	40,684	-	40,698
350,000 common shares subscribed for cash at $0.50 per share	-	-	175,000	-	175,000
95,000 common shares subscribed for cash at $0.50 per share pursuant to warrants exercised	-	-	47,500	-	47,500
Stock-based compensation	-	-	293,635		293,635
Net loss	-	-	-	(1,233,765)	(1,233,765)

Balance – December 31, 2014	67,618,934	6,762	1,997,085	(1,738,104)	265,743
Shares issued for cash at $0.50 per share	1,600,000	160	624,840	-	625,000
Shares issued for cash at $0.50 per share pursuant to warrants exercised	397,800	40	151,360	-	151,400
Stock-based compensation	-	-	44,168	-	44,168
Net loss	-	-	-	(212,264)	(212,264)
Balance – March 31, 2015	69,616,734	6,962	2,817,452	(1,950,368)	874,046

The accompany notes are an integral part to these financial statements.

Spriza, Inc.
Notes to Financial Statements
(Unaudited)

1.	Basis of Presentation

The interim financial statements included herein, presented in accordance with United States generally accepted accounting principles and stated in US dollars, have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading.

These statements reflect all adjustments, consisting of normal recurring adjustments, which, in the opinion of management, are necessary for fair presentation of the information contained therein. It is suggested that these interim financial statements be read in conjunction with the financial statements of the Company for the period ended December 31, 2014 and notes thereto included in the Company's Form 10-K. The Company follows the same accounting policies in the preparation of interim reports.
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

On May 15, 2013 we contracted a San Francisco consulting firm with technology development capabilities in the Philippines to complete the redevelopment of our technology platform. On December 1, 2013 we completed SPRIZA™ and on March 18, 2014 unveiled it to the public with real-time contests being run. SPRIZA™ includes: subscriber portal, mobile device support, do-it-yourself platform and tools allowing us to develop a database of concurrent customers and users. During the quarter ended March 31, 2015 we spent $17,048 (March 31, 2014 - $49,961) on completion of this project and have allocated the cost to intellectual property.

5.	Short-term Debt and Note Payable

The Company received a short term non-interest bearing short-term loan from a related party of $25,000 in September of 2014 which was repaid in January 2015. The Company currently has no debt.

6.	Common Stock

During the first quarter of 2015 the Company issued 1,997,800 common shares for proceeds of $776,400 from a non-brokered private placement of 1,600,000 shares and exercise of warrants of 397,800 shares. Note: $175,000 of the $0.50 Units and $47,500 of the warrants were booked in the last quarter of 2014 and issued in the first quarter of 2015.

7.	Warrants

As at March 31, 2015 we had 3,308,635 common share purchase warrants outstanding having an average exercise price of $0.30 per common share and having an average expiration date of 1.51 years.

	Number of Warrants	Weighted- Average Price Per Share
Beginning Balance, January 1, 2014	3,444,291	$0.30
Granted	1,540,800	$0.50
Exercised	(230,656)	$0.32
Cancelled or Expired	-	-
Ending Balance, December 31, 2014	4,754,435	$0.36
Granted	-	-
Exercised	(302,800)	$0.50
Cancelled or Expired	(1,143,000)	$0.50
Ending Balance, March 31, 2015	3,308,635	$0.30

Warrants Outstanding			Warrants Exercisable
Weighted Average Remaining Exercise Prices	Weighted Average Number Outstanding	Average Remaining Contractual Life (Years)	Exercise Price	Number Exercisable	Contractual Life (Years)
$0.36	1,808,434	1.44	$0.30	1,808,434	1.44
$0.36	1,500,201	1.59	$0.30	1,500,201	1.59
	3,308,635	1.51	$0.30	3,308,635	1.51

8.	Stock-based Compensation

On October 29, 2013, we granted 4,550,000 stock options to directors, officers and employees to acquire 4,550,000 common shares at $0.15 per share having an option life of five years. A total of 25% vested on April 30, 2014, with a further 25% vesting on each of October 31, 2014, April 30, 2015 and October 31, 2015. On November 15, 2014, we granted 300,000 stock options to a consultant to acquire 300,000 common shares at $0.50 per share having an option life of one year. A total of 25% vested on February 15, 2015, with a further 25% vesting on each of May 31, 2015, August 15, 2015 and November 15, 2015. Stock options granted to non-employees are recognized based on the value of the vested portion of the award over the service period. During Q1-2015 we recorded stock-based compensation of $44,168 (Q1-2014 - $113,542).

The weighted average grant date fair value of stock options granted during the period ended March 31, 2015 was $0.50.

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

The weighted average assumptions used for each of the period ended March 31, 2015 is as follows:

	2015	2014
Expected dividend yield	0%	0%
Risk-free interest rate	0.23%	1.61%
Expected volatility	60%	65%
Expected option life (in years)	1.00	4.00

The following table summarizes the continuity of our stock options:

	Number of Options	Weighted Average Exercise Price	Weighted-Average Remaining Contractual Term (years)	Aggregate Intrinsic Value
		$		$
Outstanding, December 31, 2014	4,550,000	0.15	3.83	5,642,000

Granted	300,000	0.50	0.63	37,500

Outstanding, March, 31 2015	4,850,000	0.17	3.05	1,477,500

Exercisable, March 31, 2015	2,392,094	0.16	3.29	720,000

A summary of the changes of the Company’s non-vested stock options is presented below:

	Number of Options	Weighted Average Grant Date Fair Value
		$
Non-vested at December 31, 2014	2,275,000	0.15
Granted	300,000	0.50
Vested	(75,000)	0.50

Non-vested at March 31, 2015	2,500,000	0.16

As at March 31, 2015, there was $125,065 of unrecognized compensation cost related to non-vested stock options expected to be recognized over a weighted average period of 0.60 of a year.

9.	Related Party Transactions

The President and Chief Executive Officer of the Company was paid a total of $23,894 during the three months ended March 31, 2015 (Q1 2014 - $31,974). The Chief Financial Officer of the Company was paid a total of $(nil) during the three months ended March 31, 2015 (Q1 2014 - $8,965). Jay Cowles the Chief Operating Officer was paid $19,958 during the three months ended March 31, 2015 (Q1 2014 - $Nil)

10.	Subsequent Events

We have evaluated all subsequent events through the date of these financial statements were issued and determined that there are no subsequent events to record or disclose.

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
  During the period ended March , 2015 we spent $17,048 on this project and have allocated the cost to intellectual property; we are continuing to work on: mobile device support, do-it-yourself platform and agency tools;
  We have launched our corporate splash page in preparation of our corporate website which has been completed and the new corporate website is available to the public at www.spriza.com;

We have completed our SPRIZA™ rebranding project including media kit, sales and marketing packages and corporate peripherals. We also completed the following achievements during 2014 and the first quarter of 2015:

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

Business strategy

Secure Necessary Funds

As at May 15, 2015 we have approximately $500,000 in cash. We will require additional funds during the remainder of fiscal 2015 to continue to aggressively grow our business and execute our 2015 business plan and to make strategic acquisitions.

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

The discussion that follows is derived from our unaudited balance sheets as of March 31, 2015 and December 31, 2014 and the unaudited statements of operations and cash flows for the three months ended March 31, 2015 and December 31, 2014.

Results of Operations

During the three months ended March 31, 2015 we continued to produce contests as a proof of concept to showcase the platform’s design and functionality to interested advertising parties. Although we did not record any new revenues in the first quarter we increased our client pipeline and fully expect to engage in revenues for the balance of 2015. We generated $Nil in revenues during the first quarters of 2015 and 2014. We were also focused on proving our platform and received valuable user signups and data in the process. Contests that are produced by us through third agencies or brands were produced by us and prizes were sponsored and paid for by the participating vendors.

During the first quarter of 2015 we also signed our first repeat client with a new contest initiated in April of 2015.

Results of Operations for the three months ended March 31, 2014 and 2014

The net loss for the first quarter of 2015 was $212,264 compared to a net loss of $351,602 for Q1-2014 a decrease of $139,338. This decrease was mostly incurred in savings related to professional fees and stock based compensation.

During Q1-2015 operating expenses consisted of: $44,168 (Q1-2014 - $113,542) of stock-based compensation due to the vesting of options granted and vesting in the applicable quarter under our 2013 Incentive Award Plan; $82,796 (Q1-2014 - $84,772) in consulting fees and salaries including $23,894 (Q1-2014 - $31,974) paid to our Chief Executive Officer; $Nil  paid to our Chief Financial Officer (Q1-2014 - $8,964); $19,958 paid to our Chief Operating Officer (Q1-2014 - $Nil); $6,188 (Q1-2014 - $25,586) in branding and marketing; $4,519 (Q1-2014 - $6,383) in regulatory fees, $30,647 (Q1-2014 - $73,954) in professional fees including legal and accounting fees, $5,809 (Q1-2014 - $20,265) in travel and $27,007 (Q1-2014 - $13,696) in general and administrative expenses. We incurred $23,822 (Q1-2014 - $13,404) in depreciation and amortization of property and equipment and added $17,408 in intangible assets (Q1-2014 - $11,717). We expect that our administrative and operating expenses will continue to increase as we further our business operations.

Liquidity and Capital Resources

As at March 31, 2015, working capital was $510,606. Our available cash on hand was $510,519 and $10,000 in restricted cash. At the end of the first quarter of 2015 our available and restricted cash position increased from the 2014 year end. As at December 31, 2014, the Company has a working capital deficit of $98,770. Our cash on hand was $41,262 which included the restricted cash of $10,000. Accounts receivable at March 31, 2015 was $Nil compared to $Nil for March 31, 2014. We will require additional funds during the remainder of fiscal 2015 to continue to aggressively grow our business and execute our 2015 business plan and to make strategic acquisitions.

The following table sets forth the major sources and uses of cash for the three months ended March 31, 2015 and 2014:

	2015 $	2014 $
Net cash used in operating activities	(223,526)	(244,251)
Net cash used in investing activities	(22,751)	(33,991)
Net cash provided by financing activities	751,400	219,520
Net increase (decrease) in cash	505,123	(58,722)

Cash Used in Operating Activities

During 3 Month-2015 operating activities used $223,526 in cash (3 Month-2014 - $244,251). Use of cash was primarily attributable to funding the net loss of $212,264 (3 Month-2014 - $351,602) offset by a non-cash charge of $23,822 (3 Month-2014 - $13,404) for depreciation and amortization and a non-cash charge of $44,168 for stock-based compensation (3 Month-2014 - $113,541).

Cash Used in Investing Activities

During 3 Month-2015 we spent $22,751 (3Month-2014 - $33,991) in investing activities. During 3 Month-2015 we spent $1,703 acquiring equipment and $17,048 developing intangible assets (3Month-2014 - $7,060 and $26,932 respectively).

Cash from Financing Activities

During 3 Month-2015 financing activities provided $776,400 (3 Month-2014 - $219,520) in cash consisting of:

  $625,000 received pursuant to our $0.50 Unit non-brokered private placement for 1,600,000 shares; and
  $151,400 from the exercise of 397,800 warrants at $0.50 per warrant share.
  Note: $175,000 of the $0.50 Units and $47,500 of the warrants were booked in the last quarter of 2014 and issued in the first quarter of 2015.

Need for Additional Capital

Although we do have approximately $500,000 in cash in hand at March 31, 2015 we expect that we will require $1,000,000 of additional funds during the remainder of fiscal 2015 to continue to aggressively grow our business and execute our 2015 business plan and to make strategic acquisitions.

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

Item 4.     Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Rob Danard, who is our chief executive officer and Chris Robbins, who is our chief financial officer, are responsible for establishing and maintaining our disclosure controls and procedures. Disclosure controls and procedures means controls and other procedures that are designed to ensure that information we are required to disclose in the reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and to ensure that information required to be disclosed by us in those reports is accumulated and communicated to management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.  Our chief executive officer and chief financial officer evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) as of March 31, 2015. Based on that evaluation our chief executive officer and our chief financial officer concluded that our disclosure controls and procedures were not effective as of March 31, 2015.

We plan to take steps to enhance and improve the design of our internal control over financial reporting.  Additionally we plan to continually adopt sufficient written policies and procedures for accounting and financial reporting.

Changes in internal controls

There were no changes in our internal controls over financial reporting that occurred during the quarter ended March 31, 2015 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

As of March 31, 2015 we conducted an evaluation, under the supervision and with the participation of our chief executive officer (our principal executive officer) and our chief financial officer (also our principal financial and accounting officer) of the effectiveness of our internal control over financial reporting based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission, or the COSO Framework.  Management's assessment included an evaluation of the design of our internal control over financial reporting and testing of the operational effectiveness of those controls.

Based upon this assessment, management concluded that our internal control over financial reporting was effective.

This report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our registered public accounting firm pursuant to an exemption for smaller reporting companies set forth in Section 989G of the Dodd-Frank Wall Street Reform and Consumer Protection Act.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the three months ended March 31, 2015 that have materially affected, or are reasonable likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

During the three month period ended March 31, 2015 financing activities provided $776,400 (3 Month-2014 - $219,520) in cash consisting of:

  $625,000 received pursuant to our $0.50 Unit non-brokered private placement for 1,600,000 shares; and
  $151,400 from the exercise of 397,800 warrants at $0.50 per warrant share.
  Note: $175,000 of the $0.50 Units and $47,500 of the warrants were booked in the last quarter of 2014 and issued in the first quarter of 2015.

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

Spriza, Inc.

Date:	May 15, 2015

By:	/s/ Rob Danard
Rob Danard
Title:	Chief Executive Officer and Director