Form 10-Q
period 2015-06-30
SPRIZA, INC.
filed 2015-08-12
CIK 1565248

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED: JUNE 30, 2015

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
YES [   ]  NO [X]

As of August 10, 2015, there were 69,616,734 shares of our common stock issued and outstanding.

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

YOU SHOULD NOT PLACE UNDUE RELIANCE ON THESE FORWARD-LOOKING STATEMENTS

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

These financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and the SEC’s instructions to Form 10-Q. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. Operating results for the interim period ended June 30, 2015 are not necessarily indicative of the results that can be expected for the full year.

Spriza, Inc.
Condensed Balance Sheets (Unaudited)

	June 30, 2015 $	December 31, 2014 $
ASSETS

Current Assets:

Cash	327,781	5,396
Cash – restricted	10,000	10,000
Accounts Receivable (net of Allowance for Bad Debt of $37,500)	-	25,866

Total Current Assets	337,781	41,262

Property and equipment, net of accumulated depreciation of $14,751 and $11,019, respectively (Note 4)	23,136	25,166
Other assets
Intangible assets, net of accumulated amortization of $126,384 and $82,033, respectively (Note 4)	317,125	336,610
Deposits	2,737	2,737
Total Other Assets	319,862	339,347
Total Assets	680,779	405,775

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities:
Accounts payable and accrued liabilities	30,175	115,032
Note payable –related party (Note 5)	-	25,000
Total Current Liabilities	30,175	140,032

Contingencies (Notes 1 and 3)

Stockholders’ Equity

Preferred Stock, 10,000,000 shares authorized, $0.0001 par value, no shares issued and outstanding	-	-
Common Stock, 190,000,000 shares authorized, $0.0001 par value, 65,942,477 and 41,0000,000 issued and outstanding, respectively (Note 6) 69,616,734 and 67,618,934 shares issued and outstanding, respectively	6,962	6,762

Additional Paid in Capital	2,861,819	1,997,085
Accumulated Deficit	(2,218,177)	(1.738,104)
Total Stockholders’ Equity	650,604	265,743
Total Liabilities and Stockholders’ Equity	680,779	405,775

The accompany notes are an integral part to these condensed financial statements.

Spriza, Inc.
Condensed Statements of Operations
(Unaudited)

	Three Months Ended June 30, 2015	Three Months Ended June 30, 2014	Six Months Ended June 30, 2015	Six Months Ended June 30, 2014
			$	$
Revenue	9,472	-	9,472	-

Expenses
Branding and marketing	7,363	22,668	13,551	46,026
Consulting	63,636	53,814	102,580	97,647
Consulting – related party	57,317	34,103	101,170	75,042
Depreciation and amortization	24,261	20,608	48,083	34,012
Foreign Exchange	2,513	15,793	(10,179)	-
General and administrative	19,832	84,006	46,838	31,717
Professional fees	38,219	5,730	68,866	157,960
Regulatory fees	7,253	77,851	11,772	12,112
Stock based compensation	44,367	44,959	88,535	191,393
Travel	12,520	22,668	18,329	65,224

Total Operating Expenses	277,281	359,532	489,545	711,133

Net (Loss) before Other Expense	(267,809)	(359,532)	(480,073)	(711,133)

Other Income (Expense)
Interest Income			-	-
Interest expense			-	-
Net (Loss)	(267,809)	(359,532)	(480,073)	(711,133)
		-
Net (Loss) Per Share – Basic and Diluted	(0.00)	(0.00)	(0.00)	(0.01)

Weighted Average Shares Outstanding – Basic and Diluted	68,330,479	67,619,000	68,330,479	67,618,934

The accompany notes are an integral part to these condensed financial statements.

Spriza, Inc.
Condensed Statements of Cash Flows
(Unaudited)

	For the Six Months Ended
	June 30,	June 30,
	2015	2014
	$	$
Operating Activities
Net loss	(480,073)	(711,133)
Adjustments to reconcile net loss to net cash (used) by operating activities:
Depreciation and amortization	48,083	34,012
Stock-based compensation	88,535	191,393
Changes in operating assets and liabilities:
(Increase) in other assets	-	(2,737)
(Increase) decrease in accounts receivable	25,866	(19,608)
(Decrease) increase in accounts payable and accrued expenses	(84,857)	(24,701)
Net Cash (Used) in Operating Activities	(402,446)	(532,774)

Investing Activities
Restricted cash	-	(10,000)
Purchase of equipment	(1,703)	(4,832)
Additions to intangible assets	(24,866)	(59,486)
Net Cash (Used) in Investing Activities	(26,569)	(74,318)

Financing Activities
Short-term loan proceeds	-	-
Repayment of short-term loans	(25,000)	-
Proceeds from the issuance of common stock	776,400	223,397
Net Cash Provided by Financing Activities	751,400	223,397

(Decrease) Increase in Cash	322,385	(383,695)

Cash - Beginning of Period	5,396	493,539

Cash - End of Period	327,781	109,844

Non-cash Financing and Investing Activities:
Short-term loans and interest settled for shares	-	-
Acquisition of assets for common shares	-	-

Supplemental Disclosures:
Interest paid	-	-
Income taxes paid	-	-

The accompany notes are an integral part to these condensed financial statements.

Spriza, Inc.
Statement of Stockholders’ Equity

	Shares #	Amount $	Additional Paid-in Capital $	Accumulated Deficit $	Total $

Balance – December 31, 2013	65,942,477	6,594	1,257,720	(504,339)	759,975
Shares issued for cash at $0.25 per share	1,540,800	154	182,546	-	182,700
Shares issued for cash at $0.30 per share pursuant to warrants exercised	135,657	14	40,684	-	40,698
350,000 common shares subscribed for cash at $0.50 per share	-	-	175,000	-	175,000
95,000 common shares subscribed for cash at $0.50 per share pursuant to warrants exercised	-	-	47,500	-	47,500
Stock-based compensation	-	-	293,635		293,635
Net loss	-	-	-	(1,233,765)	(1,233,765)

Balance – December 31, 2014	67,618,934	6,762	1,997,085	(1,738,104)	265,743
Shares issued for cash at $0.50 per share	1,600,000	160	624,840	-	625,000
Shares issued for cash at $0.50 per share pursuant to warrants exercised	397,800	40	151,360	-	151,400
Stock-based compensation	-	-	88,535	-	88,535
Net loss	-	-	-	(480,073)	(480,073)
Balance – June 30, 2015	69,616,734	6,962	2,861,820	(2,218,177)	650,604

The accompany notes are an integral part to these condensed financial statements.

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

4.	Property and Equipment and Intangible Assets

On May 15, 2013 we contracted a San Francisco consulting firm with technology development capabilities in the Philippines to complete the redevelopment of our technology platform. On December 1, 2013 we completed SPRIZA™ and on March 18, 2014 unveiled it to the public with real-time contests being run. SPRIZA™ includes: subscriber portal, mobile device support, do-it-yourself platform and tools allowing us to develop a database of concurrent customers and users. During the six months ended June 30, 2015 we spent $17,048 (June 30, 2014 - $59,486) on completion of this project and have allocated the cost to intellectual property.

5.	Short-term Debt and Note Payable

The Company received a short term non-interest bearing short-term loan from a related party of $25,000 in September of 2014 which was repaid in January 2015. The Company currently has no debt.

6.	Common Stock

During the first quarter of 2015 the Company issued 1,997,800 common shares for proceeds of $776,400 from a non-brokered private placement of 1,600,000 shares and exercise of warrants of 397,800 shares. Note: $175,000 of the $0.50 Units and $47,500 of the warrants were booked in the last quarter of 2014 and issued in the first quarter of 2015. No shares were issued during the second quarter of 2015.

7.	Warrants

As at June 30, 2015 we had 3,308,635 common share purchase warrants outstanding having an average exercise price of $0.30 per common share and having an average expiration date of 1.26 years.

	Number of Warrants	Weighted- Average Price Per Share
Beginning Balance, January 1, 2014	3,444,291	$0.30
Granted	1,540,800	$0.50
Exercised	(230,656)	$0.32
Cancelled or Expired	-	-
Ending Balance, December 31, 2014	4,754,435	$0.36
Granted	-	-
Exercised	(302,800)	$0.50
Cancelled or Expired	(1,143,000)	$0.50
Ending Balance, June 30, 2015	3,308,635	$0.30

Warrants Outstanding			Warrants Exercisable
Weighted Average Remaining Exercise Prices	Weighted Average Number Outstanding	Average Remaining Contractual Life (Years)	Exercise Price	Number Exercisable	Contractual Life (Years)
$0.30	1,808,434	1.19	$0.30	1,808,434	1.19
$0.30	1,500,201	1.34	$0.30	1,500,201	1.34
$0.30	3,308,635	1.26	$0.30	3,308,635	1.26

8.	Stock-based Compensation

On October 29, 2013, we granted 4,550,000 stock options to directors, officers and employees to acquire 4,550,000 common shares at $0.15 per share having an option life of five years. A total of 25% vested on April 30, 2014, with a further 25% vesting on each of October 31, 2014, April 30, 2015 and October 31, 2015. On November 15, 2014, we granted 300,000 stock options to a consultant to acquire 300,000 common shares at $0.50 per share having an option life of one year. A total of 25% vested on February 15, 2015, with a further 25% vesting on each of May 31, 2015, August 15, 2015 and November 15, 2015. Stock options granted to non-employees are recognized based on the value of the vested portion of the award over the service period. During the six months ended June 30, 2015 we recorded stock-based compensation of $88,535 (June 30, 2014 - $191,393).

The weighted average grant date fair value of stock options granted during the period ended June 30, 2015 was $0.50.

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

The weighted average assumptions used for each of the period ended June 30, 2015 is as follows:

	2015	2014
Expected dividend yield	0%	0%
Risk-free interest rate	0.09%	1.29%
Expected volatility	54%	82%
Expected option life (in years)	1.00	4.00

The following table summarizes the continuity of our stock options:

	Number of Options	Weighted Average Exercise Price	Weighted-Average Remaining Contractual Term (years)	Aggregate Intrinsic Value
		$		$
Outstanding, December 31, 2014	4,550,000	0.15	2.73	1,365,000

Granted	300,000	0.50	0.07	-

Outstanding, June 30, 2015	4,850,000	0.17	2.80	1,365,000

Exercisable, June 30, 2015	3,562,500	0.17	2.80	1,023,750

A summary of the changes of the Company’s non-vested stock options is presented below:

	Number of Options	Weighted Average Grant Date Fair Value
		$
Non-vested at December 31, 2014	2,275,000	0.15
Granted	300,000	0.50
Vested	(1,287,500)	0.50

Non-vested at June 30, 2015	1,287,500	0.17

As at June 30, 2015, there was $86,698 of unrecognized compensation cost related to non-vested stock options expected to be recognized over a weighted average period of 0.60 of a year.

9.	Related Party Transactions

The President and Chief Executive Officer of the Company was paid a total of $48,475 during the six months ended June 30, 2015 (Q2 2014 - $61,394). The Chief Financial Officer of the Company was paid a total of $8,156 (Q2 2014 - $13,648) during the six months ended June 30, 2015 (Q2 2014 - $8,965). The Chief Operating Officer was paid $44,538 during the six months ended June 30 2015 (Q2 2014 - $Nil).

10.	Subsequent Events

Spriza has entered into a non-binding letter of intent (the " Agreement") on August 3, 2015, with respect to a combination of both companies (the "Transaction") with Iron Tank Resources Corp. (the "Corporation" or "Iron Tank") (TSXV:TNK), whereby Iron Tank will acquire all of the assets of Spriza. Under the terms of the Agreement, Iron Tank will issue 55,000,000 common shares, at a deemed price of $0.05 for a deemed value of $2,750,000 as full purchase price of all the operating assets of Spriza.

The resulting business combination will combine their assets into a newly formed company, which will be a wholly owned subsidiary of Iron Tank when completed, which will be considered a "Reverse Takeover" and a “Change of Business” from a mining issuer to a technology issuer in accordance with Policy 5.2 of the TSX Venture Exchange (the "TSXV").

This transaction is expected to close on or about October 1, 2015.

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

On August 3, 2015, we entered into a non-binding letter of intent with Iron Tank (see Note 10 of the Financial Statements) under which Iron Tank will if the transaction is consummated acquire all of our assets and we will receive 55 million common shares of Iron Tank, representing approximately 55% of their company at the time of the transaction.  As a result, if consummated, Iron Tank will become our partially owned subsidiary at that time.

In addition, our management will be integrated into the management of Iron Tank and Iron Tank will change its business and plan of operation to be consistent with our business plans.  There are several contingencies and conditions under this non-binding letter of intent and thus no assurance can be given that such transaction will ever be consummated as planned.

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

Business goals and milestones

We have completed or advanced, over the past few months, the following business goals and milestones:

•           We contracted a San Francisco consulting firm with development capabilities in the Philippines to develop SPRIZA™. We have completed this project and launched our site on March 18, 2014. This new version includes: contest portal, contest profiles, contest functionality, contest subscriber ability, subscriber portal, subscriber account setup and profiles, user functionality, and sharing capabilities data base architecture, with querying, reporting and analytics.

•           During the period ended June 30, 2015 we spent $17,048 on this project and have allocated the cost to intellectual property; we are continuing to work on: mobile device support, do-it-yourself platform and agency tools;

•           We have launched our corporate splash page in preparation of our corporate website which has been completed and the new corporate website is available to the public at www.spriza.com;

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
  Hosted more than 8,209 aggregated contests;
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

Business strategy

Secure Necessary Funds

As at August 10, 2015 we have approximately $260,000 in cash. We will require additional funds during the remainder of fiscal 2015 to continue to aggressively grow our business and execute our 2015 business plan and to make strategic acquisitions.

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

The discussion that follows is derived from our unaudited balance sheets as of June 30, 2015 and December 31, 2014 and the unaudited statements of operations and cash flows for the six months ended June 30, 2015 and December 31, 2014.

Results of Operations

During the six months ended June 30, 2015 we continued to produce contests as a proof of concept to showcase the platform’s design and functionality to interested advertising parties. Although we did not record any new revenues in the first quarter we increased our client pipeline and fully expect to engage in revenues for the balance of 2015. We generated $9,472 in revenues during the second quarter of 2015 and $nil in Q2 - 2014. The net loss for the six months of 2015 was $480,073 compared to a net loss of $711,133 for the same period in 2014, a decrease of $231,060. This decrease was mostly incurred in savings related to professional fees and stock based compensation.

Other reductions were produced in Travel in the six month period in 2015 of $18,329 ($65,224 - 2014) and Branding and Marketing were reduced to $13,551 for the six month period compared to $46,026 for the same period in 2014. General And Administrative costs were higher at $46,838 compared to $31,717 as at June 30, 2015 and 2014 respectively and Consulting Fees were also higher at $203,750 for the first half of 2015 and $172,689 for the same period in 2014. We were also focused on proving our platform and received valuable user signups and data in the process. Contests that are produced by us through third agencies or brands were produced by us and prizes were sponsored and paid for by the participating vendors.

During the first half of 2015 we also signed our first repeat client with a new contest initiated in April of 2015.

Results of Operations for the three months ended June 30, 2015 and 2014

The net loss for the second quarter of 2015 was $267,809 compared to a net loss of $359,532 for Q2-2014 a decrease of $91,723. This decrease was mostly incurred in savings related to Regulatory Fees and lower General and Administrative fees.

During Q2-2015 operating expenses consisted of: $44,367 (Q2-2014 - $44,959) of stock-based compensation due to the vesting of options granted and vesting in the applicable quarter under our 2013 Incentive Award Plan; $120,953 (Q2-2014 - $87,917) in consulting fees and salaries and $7,363 (Q2-2014 - $22,668) in branding and marketing; $7,253 (Q2-2014 - $77,851) in regulatory fees, $38,219 (Q2-2014 - $5,730) in professional fees including legal and accounting fees, $12,520 (Q2-2014 - $222,668) in travel and $19,832 (Q2-2014 - $84,006) in general and administrative expenses. We incurred $24,261 (Q2-2014 - $20,608) in depreciation and amortization of property and equipment and added $17,048 in intangible assets (Q2-2014 - $11,717). We expect that our administrative and operating expenses will continue to increase as we further our business operations.

The President and Chief Executive Officer of the Company was paid a total of $48,475 during the six months ended June 30, 2015 (Q2 2014 - $61,394). The Chief Financial Officer of the Company was paid a total of $8,156 (Q2 2014 - $13,648) during the six months ended June 30, 2015 (Q2 2014 - $8,965). The Chief Operating Officer was paid $44,538 during the six months ended June 30 2015 (Q2 2014 - $Nil).

Liquidity and Capital Resources

As at June 30, 2015, working capital was $307,606. Our available cash on hand was $327,781 and $10,000 in restricted cash. At the end of the second quarter of 2015 our available and restricted cash position increased from the 2014 year end. As at December 31, 2014, the Company has a working capital deficit of $98,770. Our cash on hand was $41,262 which included the restricted cash of $10,000. Accounts receivable at June 30, 2015 was $Nil compared to $Nil for June 30, 2014. We will require additional funds during the remainder of fiscal 2015 to continue to aggressively grow our business and execute our 2015 business plan and to make strategic acquisitions.

The following table sets forth the major sources and uses of cash for the six months ended June 30, 2015 and 2014:

	2015 $	2014 $
Net cash used in operating activities	(402,446)	(532,774)
Net cash used in investing activities	(26,569)	(74,318)
Net cash provided by financing activities	776,400	223,397
Net increase (decrease) in cash	322,385	(383,695)

Cash Used in Operating Activities

During the six Months - 2015 operating activities used $402,446 in cash (6 Month - 2014 - $532,774). Use of cash was primarily attributable to funding the net loss of $480,073 (6 Month - 2014 - $711,133) offset by a non-cash charge of $48,083 (6 Month - 2014 - $34,012) for depreciation and amortization and a non-cash charge of $88,535 for stock-based compensation (6 Month - 2014 - $191,393).

Cash Used in Investing Activities

During 6 Months - 2015 we spent $26,569 (6 Months - 2014 - $74,318) in investing activities. During 6 Months - 2015 we spent $1,703 acquiring equipment and $17,048 developing intangible assets (6 Months - 2014 - $4,832 and $59,032 respectively).

Cash from Financing Activities

During 6 Months - 2015 financing activities provided $776,400 (6 Months - 2014 - $223,397) in cash consisting of:

  $625,000 received pursuant to our $0.50 Unit non-brokered private placement for 1,600,000 shares; and
  $151,400 from the exercise of 397,800 warrants at $0.50 per warrant share.
  Note: $175,000 of the $0.50 Units and $47,500 of the warrants were booked in the last quarter of 2014 and issued in the first quarter of 2015.

Need for Additional Capital

Although we do have approximately $327,700 in cash in hand at June 30, 2015 we expect that we will require $1,000,000 of additional funds during the remainder of fiscal 2015 to continue to aggressively grow our business and execute our 2015 business plan and to make strategic acquisitions.

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

Item 4.     Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Rob Danard, who is our chief executive officer and Chris Robbins, who is our chief financial officer, are responsible for establishing and maintaining our disclosure controls and procedures. Disclosure controls and procedures means controls and other procedures that are designed to ensure that information we are required to disclose in the reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and to ensure that information required to be disclosed by us in those reports is accumulated and communicated to management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.  Our chief executive officer and chief financial officer evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) as of June 30, 2015. Based on that evaluation our chief executive officer and our chief financial officer concluded that our disclosure controls and procedures were not effective as of June 30, 2015.

We plan to take steps to enhance and improve the design of our internal control over financial reporting.  Additionally we plan to continually adopt sufficient written policies and procedures for accounting and financial reporting.

Changes in internal controls

There were no changes in our internal controls over financial reporting that occurred during the quarter ended June 30, 2015 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

As of June 30, 2015 we conducted an evaluation, under the supervision and with the participation of our chief executive officer (our principal executive officer) and our chief financial officer (also our principal financial and accounting officer) of the effectiveness of our internal control over financial reporting based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission, or the COSO Framework.  Management's assessment included an evaluation of the design of our internal control over financial reporting and testing of the operational effectiveness of those controls.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the three months ended June 30, 2015 that have materially affected, or are reasonable likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

During the six month period ended June 30, 2015 financing activities provided $776,400 (6 Months  -2014 - $223,397) in cash consisting of:

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

Spriza, Inc.

Date:	August 11, 2015

By:	/s/ Rob Danard
Rob Danard
Title:	Chief Executive Officer and Director