Form 10-Q/A
period 2015-06-30
SPRIZA, INC.
filed 2015-09-15
CIK 1565248

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q /A
Amendment No. 1

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
YES [   ]  NO [X]

As of August 14, 2015, there were 69,616,734 shares of our common stock issued and outstanding.

Explanatory Note: The Company is filing this Amendment No. 1 to its June 30, 2015 Quarterly Report on SEC Form 10-Q filed with the SEC on August 12, 2015. The August 12, 2015 Form 10-Q filing was not reviewed by our independent registered public accounting firm as required by Regulation S-X. This Form 10-Q Amendment No. 1 has been reviewed by our independent registered public accountants as dated September 14, 2015.

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

Spriza, Inc.
Condensed Balance Sheets (Unaudited)

	June 30, 2015 $	December 31, 2014 $
ASSETS

Current Assets:

Cash	327,781	5,396
Cash – restricted	10,000	10,000
Accounts Receivable (net of Allowance for Bad Debt of $37,500)	-	25,866

Total Current Assets	337,781	41,262

Property and equipment, net of accumulated depreciation of $14,751 and $11,019, respectively (Note 4)	23,136	25,166
Other assets
Intangible assets, net of accumulated amortization of $126,384 and $82,033, respectively (Note 4)	317,125	336,610
Deposits	2,737	2,737
Total Other Assets	319,862	339,347
Total Assets	680,779	405,775

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities:
Accounts payable and accrued liabilities	30,175	115,032
Note payable –related party (Note 5)	-	25,000
Total Current Liabilities	30,175	140,032

Contingencies

Stockholders’ Equity

Preferred Stock, 40,000,000 shares authorized, $0.0001 par value, no shares issued and outstanding	-	-
Common Stock, 760,000,000 shares authorized, $0.0001 par value, 69,616,734 and 67,618,934 shares issued and outstanding, respectively	6,962	6,762

Additional Paid in Capital	2,861,819	1,997,085
Accumulated Deficit	(2,218,177)	(1,738,104)
Total Stockholders’ Equity	650,604	265,743
Total Liabilities and Stockholders’ Equity	680,779	405,775

The accompany notes are an integral part to these condensed unaudited financial statements.

Spriza, Inc.
Condensed Statements of Operations
(Unaudited)

	Three Months Ended June 30, 2015	Three Months Ended June 30, 2014	Six Months Ended June 30, 2015	Six Months Ended June 30, 2014
	$	$	$	$
Revenue	9,472	-	9,472	-

Expenses
Branding and marketing	7,363	22,668	13,551	46,026
Consulting	63,636	53,814	102,580	97,647
Consulting – related party	57,317	34,103	101,170	75,042
Depreciation and amortization	24,261	20,608	48,083	34,012
Foreign Exchange	2,513	-	(10,179)	-
General and administrative	19,832	-	46,838	31,717
Professional fees	38,219	-	68,866	157,960
Regulatory fees	7,253	-	11,772	12,112
Stock based compensation	44,367	-	88,535	191,393
Travel	12,520	-	18,329	65,224

Total Operating Expenses	277,281	359,532	489,545	711,133

Net (Loss) before Other Expense	(267,809)	(359,532)	(480,073)	(711,133)

Other Income (Expense)
Interest Income			-	-
Interest expense			-	-
Net (Loss)	(267,809)	(359,532)	(480,073)	(711,133)
		-
Net (Loss) Per Share – Basic and Diluted	(0.00)	(0.00)	(0.00)	(0.01)

Weighted Average Shares Outstanding – Basic and Diluted	68,330,479	67,619,000	68,330,479	67,618,934

The accompany notes are an integral part to these condensed unaudited financial statements.

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

The accompany notes are an integral part to these condensed unaudited financial statements.

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

4.	Property and Equipment and Intangible Assets

On May 15, 2013 we contracted a San Francisco consulting firm with technology development capabilities in the Philippines to complete the redevelopment of our technology platform. On December 1, 2013 we completed SPRIZA™ and on March 18, 2014 unveiled it to the public with real-time contests being run. SPRIZA™ includes: subscriber portal, mobile device support, do-it-yourself platform and tools allowing us to develop a database of concurrent customers and users. During the six months ended June 30, 2015 we spent $24,866 (June 30, 2014 - $59,486) on completion of this project and have allocated the cost to intellectual property.

5.	Short-term Debt and Note Payable

The Company received a short term non-interest bearing short-term loan from a related party of $25,000 in September of 2014 which was repaid in January 2015. The Company currently has no notes payable.

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

On July 1, 2015, the total authorized common shares were increased from 190,000,000 shares to 760,000,000 shares and the total authorized preferred shares were increased from 10,000,000 shares to 40,000,000 shares.

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

On July 1, 2015, the total authorized common shares were increased from 190,000,000 shares to 760,000,000 shares and the total authorized preferred shares were increased from 10,000,000 shares to 40,000,000 shares.

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

During Q2-2015 operating expenses consisted of: $44,367 (Q2-2014 - $77,841) of stock-based compensation due to the vesting of options granted and vesting in the applicable quarter under our 2013 Incentive Award Plan; $120,953 (Q2-2014 - $87,917) in consulting fees and salaries and $7,363 (Q2-2014 - $22,668) in branding and marketing; $7,253 (Q2-2014 - $5,730) in regulatory fees, $38,219 (Q2-2014 - $84,006) in professional fees including legal and accounting fees, $12,520 (Q2-2014 - $44,959) in travel and $19,832 (Q2-2014 - $15,737) in general and administrative expenses. We incurred $24,261 (Q2-2014 - $20,608) in depreciation and amortization of property and equipment and added $17,048 in intangible assets (Q2-2014 - $11,717). We expect that our administrative and operating expenses will continue to increase as we further our business operations.

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

The following table sets forth the major sources and uses of cash for the six months ended June 30, 2015 and 2014:

	2015 $	2014 $
Net cash used in operating activities	(402,446)	(532,774)
Net cash used in investing activities	(26,569)	(74,318)
Net cash provided by financing activities	751,400	223,397
Net increase (decrease) in cash	322,385	(383,695)

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

Cash Used in Investing Activities

During 6 Months - 2015 we spent $26,569 (6 Months - 2014 - $74,318) in investing activities. During 6 Months - 2015 we spent $1,703 acquiring equipment and $24,866 developing intangible assets (6 Months - 2014 - $4,832 and $59,486 respectively).

Cash from Financing Activities

During 6 Months - 2015 financing activities provided $ 751,400 (6 Months - 2014 - $223,397) in cash consisting of:

  $625,000 received pursuant to our $0.50 Unit non-brokered private placement for 1,600,000 shares; and
  $151,400 from the exercise of 397,800 warrants at $0.50 per warrant share.
  Note: $175,000 of the $0.50 Units and $47,500 of the warrants were booked in the last quarter of 2014 and issued in the first quarter of 2015.
  Repayment of related party debt of $25,000.

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

Item 4.     Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Rob Danard who is our chief executive officer and Chris Robbins, who is our chief financial officer, are responsible for establishing and maintaining our disclosure controls and procedures. Disclosure controls and procedures means controls and other procedures that are designed to ensure that information we are required to disclose in the reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and to ensure that information required to be disclosed by us in those reports is accumulated and communicated to management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.  Our chief executive officer and chief financial officer evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) as of June 30, 2015. Based on that evaluation our chief executive officer and our chief financial officer concluded that our disclosure controls and procedures were not effective as of June 30, 2015.

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

Item 3.  Defaults upon Senior Securities

None

Item 4. Mine Safety Disclosures

Not applicable

Item 5. Other Information

None

Item 6. Exhibits

Exhibit No.	Description of Exhibit
2.1	Asset Purchase Agreement dated October 17, 2012 (1)
3.1	Articles of Incorporation (2)
3.2	Certificate of Amendment to Articles of Incorporation (3)
3.3	Bylaws (2)
10.1	2013 Incentive Award Plan (4)
11.1	Certificate of Amendment to Articles of Incorporation
31.1	Certification of Chief Executive Officer pursuant to Exchange Act Rule 13a-14(a)/15d-14(a)*
31.2	Certification of Chief Financial Officer pursuant to Exchange Act Rule 13a-14(a)/15d-14(a)*
32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350**
101 .INS	XBRL Instance Document*
101 .SCH	XBRL Taxonomy Extension Schema Document*
101 .CAL	XBRL Taxonomy Calculation Linkbase Document*
101 .DEF	XBRL Taxonomy Extension Definition Linkbase Document*
101 .LAB	XBRL Taxonomy Label Linkbase Document*
101 .PRE	XBRL Taxonomy Presentation Linkbase Document*

1.	Incorporated herein by reference to the Registration Statement on Form S-1/A filed on February 14, 2013.
2.	Incorporated herein by reference to the Registration Statement on Form S-1 filed on December 24, 2012.
3.	Incorporated herein by reference to the Current Report on Form 8-K filed on October 29, 2013.
4.	Incorporated herein by reference to the Annual Report on Form 10-K filed on March 31, 2014.

* Filed herewith

**Furnished herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Spriza, Inc.

Date:	September 14, 2015

By:	/s/ Rob Danard
Rob Danard
Title:	Chief Executive Officer and Director