Form 10-Q/A
period 2015-06-30
SPRIZA, INC.
filed 2015-09-16
CIK 1565248

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q/A
Amendment No. 2

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

Explanatory Note: The Company is filing this Amendment No. 2 to its June 30, 2015 Quarterly Report on SEC Form 10-Q/A No. 2 filed with the SEC on September 14, 2015. The September 14, 2015 Form 10-Q/A No. 1 filing was missing figures for the Three Months ended June 30, 2014 on the Statement of Operations.

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

Spriza, Inc.
Condensed Statements of Operations
(Unaudited)

	Three Months Ended June 30, 2015	Three Months Ended June 30, 2014	Six Months Ended June 30, 2015	Six Months Ended June 30, 2014
	$	$	$	$
Revenue	9,472	-	9,472	-

Expenses
Branding and marketing	7,363	22,668	13,551	46,026
Consulting	63,636	53,814	102,580	97,647
Consulting – related party	57,317	34,103	101,170	75,042
Depreciation and amortization	24,261	20,608	48,083	34,012
Foreign Exchange	2,513	-	(10,179)	-
General and administrative	19,832	15,793	46,838	31,717
Professional fees	38,219	84,006	68,866	157,960
Regulatory fees	7,253	5,730	11,772	12,112
Stock based compensation	44,367	77,851	88,535	191,393
Travel	12,520	44,959	18,329	65,224

Total Operating Expenses	277,281	359,532	489,545	711,133

Net (Loss) before Other Expense	(267,809)	(359,532)	(480,073)	(711,133)

Other Income (Expense)
Interest Income			-	-
Interest expense			-	-
Net (Loss)	(267,809)	(359,532)	(480,073)	(711,133)
		-
Net (Loss) Per Share – Basic and Diluted	(0.00)	(0.00)	(0.00)	(0.01)

Weighted Average Shares Outstanding – Basic and Diluted	68,330,479	67,619,000	68,330,479	67,618,934

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

Spriza, Inc.

Date:	September 16, 2015

By:	/s/ Rob Danard
Rob Danard
Title:	Chief Executive Officer and Director